Form 10QSB
period 2001-06-30
KINGSGATE ACQUISITIONS INC
filed 2002-11-15
CIK 1096141

File Number: 333-91485

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from -------------- to --------------


Commission file number ------------------
                         Kingsgate Acquisitions, Inc.
                        ------------------------------
                            (Name of small business
                            issuer in its charter)

      Delaware                         6770                    98-02116
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                                Wolfgang Schwarz
                        KINGSGATE ACQUISITIONS, INC.
                       c/o Look Models International, Inc.
                                Passauerplatz #1
                          Vienna 1010,  Austria
                                011-43-1-533-5816

          ------------------------------------------------------------
          (Address and telephone number of principal executive offices, principal place of business,
                 and name, address and telephone number of agent
                             for service of process)

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. NA

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 13, 2001, there are 2,000,000 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          KINGSGATE ACQUISITIONS, INC.
                  JUNE 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

Special Note Regarding Forward Looking Information.....................   2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...........................................   4
Item 2. Plan of Operation ....... .....................................  13
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................  15
Item 2. Changes in Securities and Use of Proceeds......................  15
Item 3. Defaults Upon Senior Securities................................  15
Item 4. Submission of Matters to a Vote of Security Holders............  15
Item 5. Other Information..............................................  15
Item 6. Exhibits and Reports on Form 8-K...............................  15

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward- looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed financial statements for the periods ended June 30, 2001 included herein have been prepared by Kingsgate Acquisitions, Inc., (the
"Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of operations and cash flows for the three month periods ended June 30, 2001 and 2000. The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2000.

STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS..............................................5
Balance Sheet as of June 30, 2001 and December 31, 2000....................... 6
Statement of Operations for the six months ended June  30, 2001 and 2000. .....7
Statement of Cash Flows for the six months ended June 30, 2001 and 2000....... 8
Statement of Stockholders' Equity for the six months ended June 30, 2001.......9
Notes to Consolidated Financial Statements................................... 10

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
   Kingsgate Acquisitions, Inc. (a development stage company)

     I have reviewed the accompanying balance sheet of Kingsgate Acquisitions, Inc. (a development stage company) as of June 30, 2001, and the related statements of operations and of cash flows for the six month periods ended June 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

     I have conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

     Based on my review, I are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     I previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, of changes in shareholders' equity and of cash flows for the period from inception, September 28, 1999, through December 31, 1999 and for the year ended December 31, 2000 (not presented herein), and assuming that Kingsgate Acquisitions, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company is a blank check company that is dependent upon the success of management to successfully complete a self underwriting and locate a potential business to acquire and may require additional capital to enter into any business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Kingsgate Acquisitions, Inc. (a development stage company) to continue as a going concern.


Thomas Monahan Certified Public Accountant
Paterson, New Jersey
July 18, 2001

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                                  BALANCE SHEET


                                                     December 31,       June 30,
                                                         2000             2001
                                                                       Unaudited
                                                     -----------       ---------
ASSETS

Current assets
  Cash                                                $    7,344       $   6,564
  Escrowed funds receivable                               99,888          99,888
                                                      ----------        --------
  Total current assets                                   107,232         106,452



     Total                                            $  107,232       $ 106,452
                                                      ==========        ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accrued liabilities                                   $     500       $     500
                                                       ---------        --------
 Total current liabilities                             $     500             500



STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   -0- shares issued and outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized;
  At December 31, 2000 and June 30, 2001
  there were 3,000,000 and 3,000,000
  shares issued and outstanding respctively.               3,000           3,000

  Additional paid-in capital                             105,215         105,215

  Deficit accumulated during the
  development stage                                      (1,483)         (2,263)
                                                       ---------        --------
     Total stockholders equity                           106,732         105,952
                                                       ---------        --------
     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                           $ 107,232       $ 106,452
                                                       =========        ========



                      See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS


                                           For the six         For the six
                                            months ended       months ended
                                             June 30,            June 30,
                                              2001                2000
                                             Unaudited         unaudited
                                       -----------------       -----------


Income                                          $   -0-          $ -0-

Costs of goods sold                                 -0-            -0-
                                                  ------         ------

Gross profit                                        -0-

Operations:
 General and administrative                         780            -0-
 Depreciation and Amortization                      -0-            -0-
                                                  ------         ------

Total costs                                         780            -0-



Net profit (loss)                                $ (780)       $   -0-
                                                 =======        =======


PER SHARE AMOUNTS:

Net loss per share -
   basic and diluted                        $(0.00)      $ (0.00)
                                           =======        ======

Weighted-average number of
shares outstanding -
   basic and diluted                     3,000,000     3,000,000
                                         =========     ==========

                       See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS


                                           For the six         For the six
                                            months ended       months ended
                                             June 30,         June 30,
                                              2001              2000
                                             Unaudited         unaudited
                                       -----------------       -----------


Income                                          $   -0-         $  -0-

Costs of goods sold                                 -0-            -0-
                                                  ------          -----

Gross profit                                        -0-            -0-

Operations:
 General and administrative                         780            -0-
 Depreciation and Amortization                      -0-            -0-
                                                  ------         ------

Total costs                                         780            -0-



Net profit (loss)                                $ (780)        $  -0-
                                                 =======          =====



PER SHARE AMOUNTS:
  Net profit (loss) per common
   share outstanding - basic                  $    0.00       $  0.00
                                              =========         ======

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK OUTSTANDING            3,000,000        3,000,000
                                              ==========       =========

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS

                                           For the six              For the six
                                           months ended             months ended
                                             June 30,                  June 30,
                                              2001                     2000
                                             Unaudited               Unaudited
                                          -------------            ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $   (780)             $  -0-
  Item not affecting cash flow
       from operations:
    Amortization                                       -0-                -0-

    Accrued expenses                                   -0-                -0-
                                                  ---------            -------
     NET CASH USED IN OPERATING ACTIVITIES           (780)                -0-

CASH USED IN INVESTING ACTIVITIES                     -0-                 -0-



TOTAL CASH FLOWS FROM FINANCING ACTIVITIES            -0-                 -0-



Increase (decrease) in cash                          (780)                -0-
Cash balance beginning of period                  107,232               8,052
                                                   -------            -------
CASH, end of period                             $ 106,452            $  8,052

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
  Cash paid for interest                          $     -            $     -
  Cash paid for income taxes                      $     -            $     -




                      See notes to financial statements.


                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                              Deficit
                                                                            accumulated
                                                          Additional           during
                    Preferred   Preferred    Common    Common    paid in    development
                      stock       stock       stock     stock    capital       stage         Total
                     (shares)      ($)      (shares)     ($)      ($)          ($)            ($)
----------------------------------------------------------------------------------------------------

Sale of 2,000,000
shares of
common stock              0      $    0    2,000,000   $  2,000    $ 18,000               $ 20,000

Net profit (loss)                                                              $ (663)        (663)
----------------------------------------------------------------------------------------------------
Balance
December 31,1999          0      $    0    2,000,000   $  2,000    $ 18,000    $ (663)    $ 19,337



Sale of stock                              1,000,000      1,000      99,000                100,000
Write off of deferred
offering expenses                                                   (11,785)               (11,785)

Net income (loss)                                                                 (820)       (820)
----------------------------------------------------------------------------------------------------
Balances
December 31, 2000        0      $    0    3,000,000   $  3,000    $105,215    $ (1,483)    $106,732

Unaudited
Net loss                                                                        (  780)      (  780)
----------------------------------------------------------------------------------------------------
Balances
June 30, 2001           0      $    0    3,000,000   $  3,000    $105,215    $ (2,263)    $105,952






                       See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                      December 31, 2000 and March 31, 2001

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the financial position of Kingsgate Acquisitions, Inc. (the "Company") at June 30, 2001 and the results of its operations, and cash flows for the six-month period then ended. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2000 included in the Company's Form 10-KSB.

Note B - Net Loss Per Share of Common Stock

     Basic and diluted loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in the diluted loss per share for period from inception, to June 30, 2001 as they are antidilutive.

Note C - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     At June 30, 2001, the Company has net operating loss carry forwards for income tax purposes of $2,262. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

         The components of the net deferred tax asset as of June 30, 2001 are as follows:

            Deferred tax asset:
                Net operating loss carry forward        $  769
                Valuation allowance                     $ (769)
                                                        --------
                Net deferred tax asset                  $  -0-
                                                        ========

     The Company recognized no income tax benefit for the loss generated in the period from inception, June 7, 1985, to June 30, 2001.

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.


         Note D - Related Party transactions

         a. Office Space

     Rental of office space and use of office, computer and telecommunications equipment are provided by the President of the Company on a month to month basis at a monthly rental of $500 per month commencing with the sale of the units in the proposed offering until consummation of an acquisition. From the period from inception, September 28, 1999, to December 31, 1999 and for the three months ended March 31, 2001, the accrual for rent is $-0-. .

         b. Officer Salaries

                  No officer has received a salary in excess of $100,000.

Item 2.  PLAN OF OPERATION

     Kingsgate does not currently engage in any business activities which

     Kingsgate does not currently engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing business combinations are being paid with money in Kingsgate's treasury, and not with proceeds received from Kingsgate's initial public offering.

     Kingsgate may seek a business combination in the form of firms which have recently commenced operations, are developing companies in need of additional funds for expansion into new products or markets, are seeking to develop a new product or service, or are established businesses which may be experiencing financial or operating difficulties and are in need of additional capital. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws.


     The Company through an initial self-underwritten public offering pursuant to Rule 419 of the Securities Act of 1933, sold 1,000,000 units at $0.10 per unit raising an aggregate of $100,000. Each unit consisted of one share of common stock and five two-year redeemable common stock purchase warrants. All the offering proceeds as well as certificates representing the shares and warrants purchased in the offering are being held in an escrow account.


     On August 16, 2000, the Company entered into a Securities Purchase Agreement, (the "Agreement") whereby the Company would issue 7,854,400 shares of common stock to former Sky E-Com shareholders in proportion to their share holdings. In addition, our founding stockholders will transfer to Sky E-Com's stockholders 1,500,000 of their shares. Our founders shall continue to hold 500,000 shares, representing 4.6% of the combined entity. The Company's public stockholders hold 1,000,000 shares, representing 9.2% of the combined entity. The former stockholders of Sky E-Com will own 9,354,400 shares of our common stock representing 86.2% of the combined entity.

     The acquisition was the subject of a prospectus for the reconfirmation of the offering and the election to remain investors.

     As Of December 31, 2000, the transaction has been rescinded.


     Rule 419 required that we complete an acquisition within eighteen months of the effective date of our registration statement. As we were unable to complete an acquisition within this time frame, we were required to refund the balance of our escrow account to our investors. In accordance with Rule 419, we utilized 10% of the proceeds of our offering ($10,000) for expenses relating to updating our financial statements, and preparing our first post-effective amendment. Pursuant to our escrow agreement with Chittenden Bank, we advised Chittenden to refund the balance of our escrow agent to our investors, and Chittenden Bank has advised us that it did so on March 20, 2002. We completed our acquisition of Look Models on September 6, 2002, prior to the submission of this registration statement.

     On September 6, 2002, we acquired Look Models International, Inc., a Delaware corporation. Look Models, along with its wholly-owned subsidiaries, operates that through its wholly-owned subsidiaries, operates a model agency, an event marketing, licensing and sponsorship business, and a product development and distributor business that manufactures and distributes a line of cosmetics and other related products both in the retail and wholesale sectors.

     The transaction represents as a reverse acquisition of Kingsgate by LMI, since the shareholders of LMI will own approximately 85.2% of the post acquisition common shares of the consolidated entity immediately after the completion of the transaction. For accounting purposes, the acquisition has been treated as an acquisition of the Company by LMI and as a recapitalization of LMI.


     In March 2002, Kingsgate refunded the entire $100,000 raised in its public offering and returned the certificates to the company as a merger was not completed within the 18 month time frame as set forth in Rule 419 of the Securities Act of 1933.

     Pursuant to the Agreement, the shareholders of LMI agreed to sell to Kingsgate 100% of all of the issued and outstanding shares of LMI, in exchange for 10,500,000, $.001 par value, newly issued shares of voting common stock of Kingsgate. Additionally, 1,000,000, $.001 par value common shares held by Kingsgate's founders are to be transferred to the founder of LMI, Wolfgang Schwarz. The transaction was completed in September 2002. After the transaction and assuming the sale of all 1,000,000 shares of common stock pursuant to this offering, Kingsgate will have a total of 13,500,000 shares of common stock issued and outstanding.

     The transaction represents as a reverse acquisition of Kingsgate by LMI, since the shareholders of LMI will own approximately 85.2% of the post acquisition common shares of the consolidated entity immediately after the completion of the transaction. For accounting purposes, the acquisition has been treated as an acquisition of the Company by LMI and as a recapitalization of LMI.

     Kingsgate does intends to raise additional capital prior to consummation of a business combination within the next twelve months.

     Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.


     PART II OTHER INFORMATION

     Item 1. Legal Proceedings.

     No legal proceedings were brought, are pending or are threatened during the quarter.


     Item 2. Changes in Securities

     None.

     Item 3. Defaults upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security-Holders

     None.

     Item 5. Other information

     None.

     Item 6. Exhibits and Reports on Form 8-K

     No 8-K has been filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.




/s/Wolfgang Schwarz
--------------------------                      Dated: November 13, 2002
Wolfgang Schwarz
President, Director

/s/Uli Petzold
--------------------------                      Dated: November 13, 2002
Uli Petzold
Secretary, Director