Form 10QSB
period 2001-09-30
KINGSGATE ACQUISITIONS INC
filed 2002-11-15
CIK 1096141

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from -------------- to --------------


Commission  File Number: 333-91485

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

                             KINGSGATE ACQUISITIONS, INC.
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed financial statements for the periods ended September 30, 2001 included herein have been prepared by Kingsgate Acquisitions, Inc., (the
"Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and cash flows for the nine month periods ended September 30, 2001 and 2000. The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2000.

STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS..............................................5
Balance Sheet as of September 30, 2001 and December 31, 2000.................. 6
Statement of Operations for the nine months ended September 30, 2001 and 2000..7 Statement of Cash Flows for the nine months ended September 30, 2001 and 2000. 8 Statement of Stockholders' Equity for the nine months ended September 30, 2001.9
Notes to Consolidated Financial Statements................................... 10

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
   Kingsgate Acquisitions, Inc. (a development stage company)

     I have reviewed the accompanying balance sheet of Kingsgate Acquisitions, Inc. (a development stage company) as of September 30, 2001, and the related statements of operations and of cash flows for the nine month periods ended September 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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



Thomas Monahan Certified Public Accountant
Paterson, New Jersey
November 5, 2001

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                                  BALANCE SHEET


                                                December 31,       September 30,
                                                      2000             2001
                                                                     Unaudited
                                                  -----------       ---------
ASSETS

Current assets
  Cash                                              $    7,344       $   1,529
  Escrowed funds receivable                             99,888          90,022
                                                     ----------        --------
  Total current assets                                 107,232          91,551



     Total                                          $  107,232       $  91,551
                                                     ==========        ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accrued liabilities                                 $     500       $     500
                                                     ---------        --------
 Total current liabilities                           $     500             500



STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   -0- shares issued and outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized;
  At December 31, 2000 and September 30, 2001
  there were 3,000,000 and 3,000,000
  shares issued and outstanding respctively.             3,000           3,000

  Additional paid-in capital                           105,215         105,215

  Deficit accumulated during the
  development stage                                     (1,483)        (17,164)
                                                     ---------        --------
     Total stockholders equity                         106,732          91,051
                                                     ---------        --------
     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                         $ 107,232       $  91,551
                                                     =========        ========



                      See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS


                                           For the nine         For the nine
                                            months ended       months ended
                                           September 30,       September 30,
                                              2001                2000
                                             Unaudited         unaudited
                                       -----------------       -----------


Income                                          $   -0-          $ -0-

Costs of goods sold                                 -0-            -0-
                                                  ------         ------

Gross profit                                        -0-

Operations:
 General and administrative                       15,681           -0-
 Depreciation and Amortization                      -0-            -0-
                                                  ------         ------

Total costs                                       15,681           -0-



Net profit (loss)                              $ (15,681)      $   -0-
                                                 =======        =======


PER SHARE AMOUNTS:

Net loss per share -
   basic and diluted                              $(0.01)      $ (0.00)
                                                  =======        ======

Weighted-average number of
shares outstanding -
   basic and diluted                            3,000,000     3,000,000
                                               =========     ==========


                       See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS


                                           For the three      For the three
                                            months ended       months ended
                                           September 30,      September 30,
                                              2001              2000
                                             Unaudited         unaudited
                                       -----------------       -----------


Income                                          $   -0-         $  -0-

Costs of goods sold                                 -0-            -0-
                                                  ------          -----

Gross profit                                        -0-           -0-

Operations:
 General and administrative                       14,901          -0-
 Depreciation and Amortization                      -0-           -0-
                                                  ------         ------

Total costs                                       14,901          -0-



Net profit (loss)                              $ (14,901)       $  -0-
                                                 =======        =====



PER SHARE AMOUNTS:
  Net profit (loss) per common
   share outstanding - basic                  $    0.00       $  0.00
                                              =========        ======

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK OUTSTANDING            3,000,000        3,000,000
                                              ==========       =========

                         KINGSGATE ACQUISITIONS, INC.
                         (A development stage company)
                             STATEMENT OF CASH FLOWS

                                          For the nine             For the nine
                                            months ended           months ended
                                           September 30,           September 30,
                                              2001                     2000
                                             Unaudited               Unaudited
                                         ---------------          -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $   (15,681)            $  -0-
  Item not affecting cash flow
       from operations:
    Amortization                                       -0-                -0-

    Accrued expenses                                   -0-                -0-
                                                  ---------            -------
     NET CASH USED IN OPERATING ACTIVITIES         (15,681)               -0-

CASH USED IN INVESTING ACTIVITIES                     -0-                 -0-



TOTAL CASH FLOWS FROM FINANCING ACTIVITIES            -0-                 -0-



Increase (decrease) in cash                       (15,681)                -0-
Cash balance beginning of period                  107,232               8,052
                                                   -------            -------
CASH, end of period                             $  91,551            $  8,052

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
  Cash paid for interest                          $     -            $     -
  Cash paid for income taxes                      $     -            $     -




                      See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                                                                              Deficit
                                                                            accumulated
                                                          Additional           during
                    Preferred   Preferred    Common    Common    paid in    development
                      stock       stock       stock     stock    capital       stage         Total
                     (shares)      ($)      (shares)     ($)      ($)          ($)            ($)
-----------------------------------------------------------------------------------------------------


Sale of 2,000,000
shares of
common stock              0      $    0    2,000,000   $  2,000    $ 18,000               $ 20,000

Net profit (loss)                                                              $ (663)        (663)
------------------------------------------------------------------------------------------------------
Balance
December 31,1999          0      $    0    2,000,000   $  2,000    $ 18,000    $ (663)    $ 19,337



Sale of stock                              1,000,000      1,000      99,000                100,000
Write off of deferred
offering expenses                                                   (11,785)               (11,785)

Net income (loss)                                                                 (820)       (820)
------------------------------------------------------------------------------------------------------
Balances
December 31, 2000        0      $    0    3,000,000   $  3,000    $105,215    $ (1,483)    $106,732

Unaudited
Net loss                                                                       (15,681)      (  780)
------------------------------------------------------------------------------------------------------
Balances
September 30, 2001      0      $    0     3,000,000   $  3,000    $105,215   $ (17,164)    $ 91,051


                       See notes to financial statements.

                                    KINGSGATE ACQUISITIONS, INC.
                                     (A development stage company)
                           December 31, 2000 and September 30, 2001

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the financial position of Kingsgate Acquisitions, Inc. (the "Company") at September 30, 2001 and the results of its operations, and cash flows for the nine-month period then ended. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2000 included in the Company's Form 10-KSB.

Note B - Net Loss Per Share of Common Stock

     Basic and diluted loss per share is computed by dividing consolidated net loss by the weighted average number of shares of common stock outstanding during the year. Common stock equivalents are not included in the diluted loss per share for period from inception, to September 30, 2001 as they are antidilutive.

Note C - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     At September 30, 2001, the Company has net operating loss carry forwards for income tax purposes of $17,164. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of September 30, 2001 are as follows:

                Deferred tax asset:
                Net operating loss carry forward        $  5,836
                Valuation allowance                     $ (5,836)
                                                         --------
                Net deferred tax asset                  $    -0-
                                                         ========

     The Company recognized no income tax benefit for the loss generated in the period from inception, September 7, 1985, to September 30, 2001.

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


Note D - Related Party transactions

         a. Office Space

     Rental of office space and use of office, computer and telecommunications equipment are provided by the President of the Company on a month to month basis at a monthly rental of $500 per month commencing with the sale of the units in the proposed offering until consummation of an acquisition. From the period from inception, September 28, 1999, to December 31, 1999 and for the nine months ended September 30, 2001, the accrual for rent is $-0-. .

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