Form 10KSB
period 2001-12-31
KINGSGATE ACQUISITIONS INC
filed 2002-11-15
CIK 1096141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File Number 333-91485

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


     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: None

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes No X
----- ----


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year. 0

     The aggregate market value of the voting stock held by non-affiliates of the registrant is $10.

     As of December 31, 2001 there were 2,000,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                              Kingsgate Acquisitions, Inc.
                                     10-KSB
                                December 31, 2001
                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

     Kingsgate Acquisitions, Inc. was organized under the laws of the State of Delaware on September 28, 1999. Kingsgate was formed as a vehicle to pursue a Business Combination. Since inception, the primary activity of Kingsgate has been directed to organizational efforts, obtaining initial financing, and efforts intended to identify possible Business Combinations.

     Kingsgate's initial public offering comprised 1,000,000 shares of common stock at a purchase price of $.10 per share.

     Kingsgate was organized for the purposes of creating a corporate vehicle to seek, investigate and, if such investigation warrants, engaging in business combinations presented to it by persons or firms who or which desire to employ Kingsgate's funds in their business or to seek the perceived advantages of publicly-held corporation. Kingsgate's principal business objective is to seek long-term growth potential in a business combination venture rather than to seek immediate, short-term earnings. Kingsgate has not restricted its search to any specific business, industry or geographical location.

     Kingsgate had 18 months from its date of effectiveness to consummate a business combination, including the filing of a post-effective amendment and shareholder reconfirmation offering. If a consummated business combination has not occurred by the date 18 months after the effective date of the initial registration statement, the funds held in escrow shall be returned by first class mail to the purchasers within five (5) business days following that date.


     As of December 31, 2001, Kingsgate did not engage in any business activities which provide any cash flow. The costs of identifying, investigating, and analyzing merger candidates are being paid with money in Kingsgate's treasury. Persons who purchased shares in Kingsgate's initial public offering and other shareholders have not had much opportunity to participate in any of these decisions. Kingsgate's proposed business is sometimes referred to as a "blank check" company because investors entrust their investment monies to Kingsgate's management before they have a chance to analyze any ultimate use to which their money may be put. Substantially all of Kingsgate's initial public offering are intended to be utilized generally to effect a business combination. Rule 419 states that prospective investors who invest in Kingsgate will have an opportunity to evaluate the specific merits or risks of only the business combination management decides to enter into.

     Although Kingsgate is subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, management believes Kingsgate is not subject to regulation under the Investment Company Act of 1940. The regulatory scope of the Investment Company Act of 1940, as amended, was enacted principally for the purpose of regulatory vehicles for pooled investments in securities, extends generally to companies primarily in the business of investing, reinvesting, owning, holding or trading securities. The Investment Company Act may, however, also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definition of the scope of certain provisions of the Investment Company Act. Kingsgate believes that its principle activities will not subject it to regulation under the Investment Company Act. Nevertheless, there can be no assurances that Kingsgate will not be deemed to be an Investment Company. In the event Kingsgate is deemed to be an Investment Company, Kingsgate may be subject to certain restrictions relating to Kingsgate's activities, including restrictions on the nature of its investments and the issuance of securities. Kingsgate has obtained no formal determination from the Securities and Exchange Commission as to the status of Kingsgate under the Investment Company Act of 1940.

        Kingsgate presently has no employees.

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

     Effective July 25, 2001, the Company entered into an acquisition agreement (the Agreement) with Look Models International, Inc. ("LMI"), a Delaware Corporation, that through its wholly-owned subsidiaries, operates a model agency, an event marketing, licensing and sponsorship business, and a product development and distributor business that manufactures and distributes a line of cosmetics and other related products both in the retail and wholesale sectors. Kingsgate, a development stage corporation, was organized on September 28, 1999 as a vehicle to acquire or merge with a business.

     Rule 419 required that we complete an acquisition within eighteen months of the effective date of our registration statement. As we were unable to complete an acquisition within this time frame, we were required to refund the balance of our escrow account to our investors. In accordance with Rule 419, we utilized 10% of the proceeds of our offering ($10,000) for expenses relating to updating our financial statements, and preparing our first post-effective amendment. Pursuant to our escrow agreement with Chittenden Bank, we advised Chittenden to refund the balance of our escrow agent to our investors, and Chittenden Bank has advised us that it did so on March 20, 2002. We completed our acquisition of Look Models on September 6, 2002, prior to the submission of this registration statement. Our acquisition provided the following:

     o All issued and outstanding shares of common stock of Look Models was exchanged for an aggregate of 10,500,000 of our shares of common stock, in proportion to the holdings of the Look Models stockholders. In addition, our founding stockholders transfered to Wolfgang Schwarz, 1,000,000 of their shares. The former stockholders of Look Models now own 11,500,000 shares of our common stock representing 92% of the combined entity.

     o Our founders transferred a portion of their shares to the following parties in consideration of various services. R. Scott Barter acted as a finder for this transaction. The founders will transfer 125,000 shares of their founders' stock to him. Jack Rubinstein will act as advisor to the company in respect to locating key executives and strategic alliances as well as in the provision of product marketing advice. The founders will transfer 125,000 shares of their founders' stock to him. Mr. Richard Cohen will act as an advisor to the company in connection with the management and marketing expertise gained from his business experience, including but not limited to his service as the former president of General Media, Inc. The founders will transfer 125,000 shares of their founders' stock to him.

         Look Models, along with its wholly-owned subsidiaries, operate

          o    a modeling agency,

          o    a talent scout and talent development business,

          o    a promotional event management and event licensing business, and

          o a product design and distribution business. Look Models is currently designing a line of cosmetic products, aromatherapy, clothing, lingerie and accessories under the brand names "Look" and "Catwalk" aimed at the young female market worldwide. Look Models has begun distribution perfume, eau de toilette, body milk, body splash and perfume towelettes. Look Models is currently designing clothing and accessories lines as well as fragrance and aromatherapy lines, including bath oil pearls, cream and scent candles.

Employees

     Kingsgate presently have no employees. Look Models has twenty-six (26) total employees, of which twenty three (23) are full time employees and three
(3) are freelance.

Facilities

     Look Models does not own any real estate, but has a protected lease on its offices in Vienna pursuant to Austrian law. As a result, Look Models has an indefinite leasehold. Look Models owns and leases sophisticated computer and graphic production equipment for photo shoots, Internet activities, and events. It owns other personal property and business furniture in its business premises.


Item 3.  LEGAL PROCEEDINGS

     Kingsgate is not presently a party to any litigation, nor, to the knowledge of management, is any litigation threatened against Kingsgate which may materially affect Kingsgate.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no shareholders meetings in the fourth quarter of this fiscal year.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     There is no established public trading market for Kingsgate's common shares. As of September 13, 2002, there were 2,000,000 shares of common stock outstanding. The par value per share is $.0001. Kingsgate has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future. Pursuant to its initial public offering, Kingsgate offered 1,000,000 shares of common stock at $0.10 per share. Rule 419 required that Kingsgate complete an acquisition within eighteen months of the effective date of the registration statement. As we were unable to complete an acquisition within this time frame, we were required to refund the balance of our escrow account to our investors. Pursuant to our escrow agreement with Chittenden Bank, we advised Chittenden to refund the balance of our escrow agent to our investors, and Chittenden Bank has advised us that it did so on March 20, 2002.


Item 6.  PLAN OF OPERATION

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

                          KINGSGATE ACQUISITIONS, INC.

                        ( A development stage company)

INDEX TO FINANCIAL STATEMENTS

                                                                      Page

REPORT OF INDEPENDENT AUDITORS                                         F-2

FINANCIAL STATEMENTS

        Balance Sheets                                                 F-3

        Statements of Operations                                       F-4

        Statement of Changes
        in Stockholder's Equity                                        F-5

        Statements of Cash Flows                                       F-6

        NOTES TO FINANCIAL STATEMENTS                      F-7 Through F-11

                          REPORT OF INDEPENDENT AUDITOR



To The Board of Directors and Shareholders of Kingsgate Acquisitions, Inc. (a development stage company)

     I have audited the accompanying balance sheet of Kingsgate Acquisitions, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the period from inception, September 28, 1999, through December 31, 1999 and for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingsgate Acquisitions, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the period from inception, September 28, 1999, through December 31, 1999 And for the year end December 31, 2000 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Kingsgate Acquisitions, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company is a blank check company that is dependent upon the success of management to successfully complete a self underwriting and locate a potential business to acquire and may require additional capital to enter into any business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Kingsgate Acquisitions, Inc. (a development stage company) to continue as a going concern.



                                /s/Thomas Monahan
                                 ----------------------------
                                 THOMAS MONAHAN
                                 Certified Public Accountant

Paterson, New Jersey
July 15, 2001

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                                  BALANCE SHEET


                                                     December 31,
                                                         2000
                                                      -----------
ASSETS

Current assets
  Cash                                                 $    7,344
  Escrowed funds receivable                                99,888
                                                       ----------
  Total current assets                                    107,232



     Total                                             $  107,232
                                                       ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accrued liabilities                                   $     500
                                                       ---------
 Total current liabilities                             $     500



STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   -0- shares issued and outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized;
  At December 31, 2000 there were 3,000,000
  shares issued and outstanding respctively.               3,000

  Additional paid-in capital                             105,215

  Deficit accumulated during the
  development stage                                       (1,483)
                                                       ---------
     Total stockholders equity                           106,732
                                                       ---------
     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                           $ 107,232
                                                       =========



                      See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS


                                          For the period          For the
                                          from inception        year ended
                                        September 28, 1999     December 31,
                                       to December 31, 1999         2000
                                       --------------------      -------------


Income                                          $   -0-            $   -0-

Costs of goods sold                                 -0-                -0-
                                                  ------            -------

Gross profit                                        -0-                -0-

Operations:
 General and administrative                         685                820
 Depreciation and Amortization                      -0-                -0-
                                                  ------            -------

Total costs                                         685                820

Other income
  Interest income                                    22                -0-
                                                  ------            -------
Total other income                                   22                -0-


Net profit (loss)                                $ (663)             $(820)
                                                 =======            =======



PER SHARE AMOUNTS:
  Net profit (loss) per common
   share outstanding - basic                  $    0.00               $0.00
                                              =========           =========


SHARES OF COMMON STOCK OUTSTANDING            3,000,000            3,000,000
                                              ==========          ==========







                       See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS


                                           For the period        For the
                                           from inception       year ended
                                          September 28, 1999   December 31
                                         to December 31, 1999     2000
                                         --------------------   -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $   (663)         $(820)
  Item not affecting cash flow
       from operations:
    Amortization                                       -0-           -0-

    Accrued expenses                                   500           -0-
                                                  ---------         -----
     NET CASH USED IN OPERATING ACTIVITIES             137          (820)

CASH FLOWS FROM INVESTING ACTIVITY:

    Deferred offering costs                        (11,785)          -0-
                                                   ---------        -----
CASH USED IN INVESTING ACTIVITIES                  (11,785)          -0-

CASH FLOWS FROM FINANCING ACTIVITY:
  Sales of common stock                             20,000        100,000
                                                   ---------        -----
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES          20,000           -0-

Increase (decrease) in cash                          8,052         99,180
Cash balance beginning of period                       -0-          8,052
                                                   ---------       -------
CASH, end of period                               $  8,052       $107,232

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
  Cash paid for interest                          $     -          $  -
  Cash paid for income taxes                      $     -          $  -




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




                       See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY

     Kingsgate Acquisitions, Inc. (the "Company"), was organized in Delaware on September 28, 1999 and is authorized to issue 50,000,000 shares of common stock,
     $0.001 par value each and 5,000,000 shares of preferred stock, $0.001 par value each.

     The Company is a "blank check" company which plans to search for a suitable business to merge with or acquire. Operations since incorporation have consisted primarily of obtaining capital contributions by the initial investors and activities regarding the registration of the offering with the Securities and Exchange Commission.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a blank check company that is dependent upon the success of management to successfully complete a self underwriting and locate a potential business to acquire and may require additional capital to enter into any business combination. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company is dependent upon its ability to have positive cash flows from operations to sustain any business activity. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in completing its self underwritten offering, finding a business to acquire, completing the process of acquiring the business and obtaining the needed investment capital and working capital to engage in profitable operations. The Company plans to engage in such financing efforts on a continuing basis.

     The financial statements presented consist of the balance sheet of the Company as at December 31, 2000 and the related statements of operations and cash flows and stockholders' equity for period from inception, September 28, 1999, to December 31, 1999 and for the year ended December 31, 2000.


Deferred Offering Costs

     As Of December 31, 1999, deferred offering costs aggregating 11,785 were incurred in anticipation of the Company filing a registration statement pursuant to Rule 419 under the Securities Act of 1933, as amended, are being deferred until the registration is complete.

     As of December 31, 2000, the deferred offering costs were charged against the proceeds a completed offering aggregating $100,000.

Organization Costs, Net

     Organization costs are being charged to operations.

Income Taxes

     The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by a valuation allowance. State minimum taxes will be expensed as incurred.

Cash and Cash Equivalents

     Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments

     Cash, accounts payable and other current liabilities are recorded in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant Concentration of Credit Risk

     At December 31, 2000, the Company has a concentration of its credit risk by maintaining deposits in one bank. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the insurance.


NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock

     For the period from inception, September 28, 1999, to December 31, 1999, the Company sold an aggregate of 2,000,000 shares of common stock to thirteen investors for an aggregate consideration of $20,000 or $0.01 per share.

     In July, 2000, the Company completed an offering for the sale of 1,000,000 units at $.10 per unit or an aggregate offering price of $100,000. Each unit consists of one share of common stock and five redeemable common stock purchase warrants.

Preferred Stock

     Up to 5,000,000 shares of preferred stock may be issued from time to time in one or more series. The Company's board of directors, without further stockholder approval, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any such series. Issuances of additional shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things adversely affect the voting power of the holders of other securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in control or management.

     The number of shares of preferred stock outstanding at December 31, 1999 and December 31, 2000 is $-0-.


NOTE 4 - RULE 419 REQUIREMENTS

     Rule 419 requires that offering proceeds be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", respectively) governed by an agreement which contains certain terms and provisions specified by that rule. The Company may receive 10% of the escrowed funds for working capital. The remaining Deposited Funds and the Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement for an acquisition meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to its registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by Rule 419. The post-effective amendment must also contain information regarding the acquisition candidate and its business, including audited financial statements. The agreement must include, as a condition precedent to its consummation, a requirement that the number of investors who contributed at least 80% of the offering proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419.
After the Company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments will receive the return of a pro rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds will be returned to all the investors on a pro rata basis.

NOTE 5 - GAIN (LOSS) PER SHARE OF COMMON STOCK

     Net gain (loss) per share of common stock outstanding, as shown on the statement of operations, is based on the number of shares outstanding at each balance sheet date. Weighted average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through December 31, 1999 were for initial capital. Therefore, the total shares outstanding at the end of each period was deemed to be the most relevant number of shares to use for purposes of this disclosure.

     For future periods, the Company will utilize the treasury stock method for computing earnings per share, and will compute a weighted average number of shares outstanding once additional shares of stock are issued to new stockholders. Under the treasury stock method, the dilutive effect of outstanding stock options and other convertible securities for determining primary earnings per share is computed using the average market price during the fiscal period, whereas the dilutive effect of outstanding stock options and convertible securities for determining fully diluted earnings per share is computed using the market price as of the end of the fiscal period, if greater than the average market price.

NOTE 6 - RELATED PARTY TRANSACTIONS

Office Facilities

     Rental of office space and use of office, computer and telecommunications equipment are provided by the President of the Company on a month to month basis at a monthly rental of $500 per month commencing with the sale of the units in the proposed offering until consummation of an acquisition. From the period from inception, September 28, 1999, to December 31, 1999 and for the nine months ended September 30, 2000 , the accrual for rent is $-0-.

Officer Salaries

     For the period from inception, September 28, 1999, to December 31, 1999 and for the nine months ended December 31, 2000, no officer has received a salary in excess of $100,000 and no officer will receive a salary until the consummation of an acquisition.

NOTE 7 - COMPLETED OFFERING

     The Company filed a registration statement with the Securities and Exchange Commission pursuant to Rule 419 (see Note 4). The offering was conducted , on a "best efforts all-or-none basis" and consisted of 1,000,000 units at $.10 per unit or an aggregate offering price of $100,000. Each unit consists of one share of common stock and five redeemable common stock purchase warrants. Each warrant is exercisable at $1.00 for a period of two years from the effective date of a registration statement relating to the underlying shares of common stock. The warrants are redeemable at any time, upon thirty day's written notice, in the event the average closing price of the common stock is at least $1.25 for a period of twenty consecutive trading days ending within ten days prior to the notice of redemption.


NOTE 8 - RECONFIRMATION OFFER

     The Company through an initial self-underwritten public offering pursuant to Rule 419 of the Securities Act of 1933, sold 1,000,000 units at $0.10 per unit raising an aggregate of $100,000. Each unit consisted of one share of common stock and five two-year redeemable common stock purchase warrants. All the offering proceeds as well as certificates representing the shares and warrants purchased in the offering are being held in an escrow account. Pursuant to a securities purchase agreement dated August 16, 2000, the Company purchased all the common stock of Sky E-Com Corporation.


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

NOTE 6 - RELATED PARTY TRANSACTIONS

     TRANSACTIONS WITH SHAREHOLDERS

     On September 6, 2002, we acquired Look Models International, Inc. All issued and outstanding shares of common stock of Look Models are being exchanged for an aggregate of 10,500,000 of our shares of common stock, in proportion to the holdings of the Look Models stockholders. In addition, our founding stockholders will transfer to Wolfgang Schwarz, 1,000,000 of their shares. The former stockholders of Look Models will own 11,500,000 shares of our common stock representing 92% of the combined entity and 85.2% of the combined entity assuming all 1,000,000 shares are sold pursuant to this offering.


     Advances payable, related party, represent amounts advanced to Look Models by its president and principal shareholder. The advances are unsecured, payable on demand and do not bear interest. Look Models' president, Wolfgang Schwarz, has agreed to postpone his claim for amounts owed to him by the company through 2002, or until funds are acquired through redemption of outstanding warrants, future equity transactions or profitable operations which will provide the means for repayment.


     OFFICE FACILITIES

     We do not own any real estate. Look Models has a protected lease on its offices in Vienna pursuant to Austrian law. As a result, Look Models has an indefinite leasehold. Look Models owns and leases sophisticated computer and graphic production equipment for photo shoots, Internet activities, and events. It owns other personal property and business furniture in its business premises.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;


         As of December 31, 2002, Kingsgate's officers and directors were as follows:

                                   MANAGEMENT

     Our officers and directors and further information concerning them are as follows:


    Name                              Age                   Position

Barney Magnusson(1)(2)                 48             President, Treasurer
950 - 11th Street,                                    and a Director
West Vancouver,
British Columbia V7T 2M3

Leslie McGuffin(1)(2)                  47             Secretary and a
950 - 11th Street,                                    Director
West Vancouver,
British Columbia V7T 2M3


(1) May be deemed our "Promoters" as that term is defined under the Securities Act.

(2)  Barney Magnusson and Leslie McGuffin are husband and wife.


     Mr. Magnusson has been President, Treasurer and a director in our company since its inception. Mr. Magnusson will resign from all positions with our company upon the completion of the merger with Look Models. Mr. Magnusson is a chartered accountant. In 2000, Mr. Magnusson became chief financial officer and secretary of CST Coldswitch Technologies Inc., a Vancouver - based private technology company developing platform photonic fiber optic technology. From 1998 to 2000, Mr Magnusson engaged in corporate finance consultation as a chartered accountant. From 1996 to 1998, he was vice-president, corporate development, chief financial officer and director of Patricia Mines Inc., a Toronto - based mining company, listed on the Vancouver Stock Exchange, the major asset of which was the Island Gold Project located near Hemlo, Ontario. From 1994 to 1995, Mr. Magnusson was a principal of ADX Trading Group, a financial derivative and stock trading enterprise. That company's activities included trading futures, options on futures and stocks and stock trading together with system design, testing and implementation for other parties. From 1985 to 1993, he was chief financial officer, secretary/treasurer and director of Dayton Mines Inc., based in Vancouver, British Columbia and listed on both the Toronto Stock Exchange and American Stock Exchange. Dayton Mines operated a mine in Chile that produced 140,000 ounces of gold per year.

     From 1986 to 1988, Mr. Magnusson was vice-president finance and a director of High River Gold Mines Ltd., a Vancouver-based mining company listed on the Toronto Stock Exchange, with a 50% interest in the Britannia Mine, Manitoba that produced 80,000 ounces of gold per year. From 1982 to 1985, he was chief financial officer and director of Brohm Resources Inc., based in Vancouver, British Columbia, and listed on the Toronto Stock Exchange, which was the predecessor to Dakota Mining Inc., headquartered in Denver, Colorado. Brohm operated the Gilt Edge Mine in South Dakota. In 1981, he was principal of Venture Capital Associates, a Vancouver based venture capital firm that focused on startup companies. In 1981, he was controller of First City Developments Inc., a Vancouver based international real estate company owned by First City Trust. Mr. Magnusson received his Bachelor of Arts from Simon Fraser University, Vancouver, British Columbia in 1978. He is a chartered accountant and a member of the Canadian Institute of chartered accountants and Institute of the Chartered Accountants of British Columbia.


     From 1986 to 1988, Mr. Magnusson was vice-president finance and a director of High River Gold Mines Ltd., a Vancouver-based mining company listed on the Toronto Stock Exchange, with a 50% interest in the Britannia Mine, Manitoba that produced 80,000 ounces of gold per year. From 1982 to 1985, he was chief financial officer and director of Brohm Resources Inc., based in Vancouver, British Columbia, and listed on the Toronto Stock Exchange, which was the predecessor to Dakota Mining Inc., headquartered in Denver, Colorado. Brohm operated the Gilt Edge Mine in South Dakota. In 1981, he was principal of Venture Capital Associates, a Vancouver based venture capital firm that focused on startup companies. In 1981, he was controller of First City Developments Inc., a Vancouver based international real estate company owned by First City Trust. Mr. Magnusson received his Bachelor of Arts from Simon Fraser University, Vancouver, British Columbia in 1978. He is a chartered accountant and a member of the Canadian Institute of chartered accountants and Institute of the Chartered Accountants of British Columbia.


     Leslie McGuffin has been secretary and director of our company since its inception. Ms. McGuffin will resign from all positions with our company upon the completion of the merger with Look Models. Ms. McGuffin has been president of Western Legal Publications, a Vancouver - based law publishing company, since 1995. From 1991 to 1995, she was legal information systems coordinator for Ladner Downs, barristers and solicitors in Vancouver, British Columbia. Ms. McGuffin served as managing director of British Columbia International Commercial Arbitration Centre, located in Vancouver, British Columbia, from 1988 to 1989. From 1981 to 1988, she was managing editor of Carswell Legal Publications, Vancouver, B.C. Ms. McGuffin received her Bachelor of Laws from the University of Alberta, Canada and her Bachelor of Arts with Honors from Trinity College, University of Toronto, Canada.

     Upon consummation of the acquisition of Look Models, both Barney Magnusson and Leslie McGuffin resigned from Kingsgate's board of directors.

     Our officers and directors and further information concerning them are as follows:


    Name                              Age                   Position

Wolfgang Schwarz(1)(2)                 49             President, Treasurer
Passauerplatz  #1                                     and a Director
Vienna 1010,  Austria

Uli Petzold(1)(2)                      41             Secretary and a
Passauerplatz  #1                                     Director
Vienna 1010,  Austria

Below are the biographies of the officers and directors of Look Models:

     Wolfgang Schwarz, 49 - Chief Executive Officer, President, Chairman of the Board and Treasurer of Look Models and its subsidiaries since their inception:
Mr. Schwarz is an Austrian entrepreneur. In 1974, after a short modeling and acting career, he founded a modeling agency called "The Girls and Boys" in Austria, where it commanded a 75% share of the local market. The Girls and Boys thereafter expanded its business activities to Germany. In 1979, Mr. Schwarz launched a series of European contests for models using the name "The face of the 80's". In 1986 he started the Look of the Year contest in Austria and Hungary, and achieved considerable success with that concept. In 1986, he formed an Austrian company under the name Wolfgang Schwarz Sport- und Kultwveranstaltungen GmbH, Vienna. This company later changed its name to Look Eventmanagement GmbH, and is now a wholly owned subsidiary of Look Models International. In 1987, Mr. Schwarz established the first eastern European modeling agency in Hungary using the name "The Girls and Boys", which also became a market leader. In 1989, Mr. Schwarz and John Casablancas of the Elite Modeling Agency in New York, one of the leading model agencies in the world, agreed to develop the Look of the Year contest in 15 countries in Central and Eastern Europe. Since 1993, Look has been a large supplier of new faces to the modeling world. From 1994 to the present, Mr. Schwarz has built Look Models into a European contest platform and modeling agency, while continuing to discover and promote new faces. He has helped discover top models like Teresa Maxova, Nina Moric, Svetlana, Tatjana Dragovic and others, and has helped launch the careers of supermodels Naomi Campbell, Linda Evangelista and Karen Mulder in Europe.


     Uli Petzold, 41, Director and Creative Director was born in Frankfurt Germany and moved to Nuremberg after finishing his high school education and obtaining his Abitur. There he completed an apprenticeship as a furrier in the studios of Marco International. By 1982 he was designing furs for Ansel & Ansel in Montreal Canada. After Montreal, New York and Tokyo, he accepted a call from Balenciaga Paris to head the fur division under the then director of Karl G. Kunert. The two formed a team, creating collections that were very successful, first and foremost in Japan and the United States. At the age of 27, Uli Petzold opened an atelier, top floor studio, in the Avenue Victor Hugo, Paris and designed his own apparel lines under the label Petzold Paris. At the same time, he also opened for his German customers a studio in Bad Homburg. A contract with Jindo International to become a chief designer of the European Division took him back to Asia. Back to Europe, he designed a Petzold women's wear collection that the garment manufacturer Wiedekind licensed in place of Daniel Hechter Paris. Parallel to the stepwise development and extension of his own design company in Germany and USA, he ran a Petzold store under franchise in Germany. Later, Mr. Petzold designed the trend collection for a period of five seasons for AKZO, wrote copy for his own column in the Italian fashion press "Nella Moda di Uli Petzold", and received (as the only German) the "Oscar of the Haute Couture" for furs in 1985 and 1986 from the Academy of Fashion in Turin, Italy. From 1991 to 1993, he headed the international Trendtables as official trend advisor for prestigious trade fair Interstoff in Frankfurt.

     Since 1995 his personal interests on design changed more and more to graphic, packaging, industrial and interior design. He stared to create his own home collection and was hired to design special interest products by the Ritzenhoff AG. Within a short period of time his name became well known in this business. From 1996 to 1997, he was asked by Mercedes Benz AG to design and develop a new corporate showroom interior. By the end of 1997 the first two branches were opened in Germany. The design was licensed by Uli Petzold to implement the concept worldwide. In 1998 he moved back to the USA. Since then he has operated the creative studios of the XODESIGNGROUP in Frankfurt Germany with his partner Kay Witte, and in Miami Beach, USA. Currently, Mr. Petzold operates Petzold New York, Inc., which conducts an international license business in New York, N.Y. Some of Mr. Petzold's clients include Mercedes Benz, Germany, Procter & Gamble / Cosmetic Division, London, Dolce & Gabbana / EuroItalia, Sahra Lee, London and Sanyo Fischer Vertriebs GmbH.

Item 10.  EXECUTIVE COMPENSATION

     Wolfgang Schwarz has a renewable five year employment agreement with Look Models dated June, 2000. He is paid a yearly salary of $350,000. Mr. Schwarz has agreed to fund 25% of the operating expenses for 2002, and to forego salary in 2002 until such time as profitable operations, capital raised from redemption of outstanding warrants, or future equity transactions provide the Company the ability to incur his salary in accordance with his employment agreement.

     The following table sets forth information concerning compensation for services rendered to Pipeline by its President and by its executive officers.

                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation


                                                      Restricted  Securities
Name and                               Other Annual     Stock     Underlying    LTIP       All
Principal    Year   Salary    Bonus    Compensation    Award(s)    Options     Payout     Other
Position             ($)       ($)        ($)             ($)      /SARs (#)    ($)     Compensation
----------   ----    ----      ------   ----------     ---------   ----------   ----  -------------

Kingsgate Officers and Directors who will resign upon merger

Barney
Magnusson,    2002     -0-       -0-        -0-           -0-        -0-          -0-         -0-
President,    2001     -0-       -0-        -0-           -0-        -0-          -0-         -0-
Treasurer,    2000     -0-       -0-        -0-           -0-        -0-          -0-         -0-
Director

Leslie
McGuffin,      2002    -0-       -0-        -0-           -0-        -0-          -0-         -0-
Secretary      2001    -0-       -0-        -0-           -0-        -0-          -0-         -0-
Director       2000    -0-       -0-        -0-           -0-        -0-          -0-         -0-

Look Models Officers and directors

Wolfgang(1)(2)
Schwarz,       2002    -0-       -0-        -0-           -0-        -0-          -0-         -0-
Chairman of
The Board,
President,
Treasurer      2001    350,000   -0-        -0-           -0-        -0-          -0-         -0-
Director       2000    350,000   -0-        -0-           -0-        -0-          -0-         -0-

Uli
Petzold,       2002    -0-       -0-        -0-           -0-        -0-          -0-         -0-
Secretary      2001    -0-       -0-        -0-           250,000    -0-          -0-         -0-
Director       2000    -0-       -0-        -0-           -0-        -0-          -0-         -0-



          (1) Mr. Schwarz has agreed to fund 25% of the operating expenses for 2002, and to forego salary in 2002 until such time as profitable operations, capital raised from redemption of outstanding warrants, or future equity transactions provide our company the ability to incur his salary in accordance with his employment agreement.

          (2) Mr. Schwarz may terminate his employment with 60 days written notice. In the event he raises $5,000,000, he may terminate his employment with 20 days notice.


     No Board of Directors' fees have been paid. Additional Employee Benefits

     Employees are provided health insurance.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


     The table on the following page sets forth certain information regarding the beneficial ownership of our common stock as of the date of the prospectus, and as adjusted to reflect the acquisition of Look Models. As 10,500,000 shares of our common stock will be issued to Look Models shareholders, and 1,000,000 shares of founder's stock will be transferred to them, they will initially receive that number of shares equal to 92% of Kingsgate, or 85.2% assuming all 1,000,000 shares are sold pursuant to this offering. Thus, for purposes of this table, we have reflected the completion of the Look Models business combination and assume the sale of the entire 1,000,000 units sold pursuant to this offering, totaling 13,500,000 shares outstanding.


     + each person who is known by us to own beneficially more than 5% of our outstanding common stock;

     +    each of our officers and directors; and

     +    all of our directors and officers as a group.

                            Shares of Common
  Name/Address          Stock Beneficially Owned
  Beneficial        After Look Models Acquisition     Percent of
  Owner                  and sale of 1,000,000 shares        Class
                            In this Offering                 Owned

Wolfgang Schwarz (1)(2)
Passauerplatz #1,                 7,655,343                 56.7%
Vienna 1010, Austria

Nautilus
Nautilus Management
Thomas Roeggla
Consulting GmbH
Gloriettegasse 29
1130 Wien
Austria                            1,764,000               13.07%

Ulrich Petzold
1410 West 24th Street
Miami, FL  33140-4523                210,000                1.56%


Total Officers and Directors       7,865,343               58.26%
(2 Persons after acquisition)


(1) May be deemed "Promoters" as that term is defined under the Securities Act and are our only officers and directors.


(2) Mr. Wolfgang Schwarz owns 4,975,000 (36.5%)through Netizen, a Bahamian business organization located at Goodman's Bay, Corporate Centre, West Bay Street and Sea View Drive, P.O. Box CB-10976, Nassau, Bahamas. He owns 1,680,000 shares (12.44%) through Monti Fiduciaria S.A., Via Laizzari 2a,6(degree), Piano 6900 Lugano, Switzerland.

     None of the current stockholders have received or will receive any extra or special benefits that were not shared equally by all holders of shares of our common stock.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See Item 6.

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