Form 10QSB
period 2002-03-31
KINGSGATE ACQUISITIONS INC
filed 2002-11-15
CIK 1096141

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002


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

                             KINGSGATE ACQUISITIONS, INC.
               MARCH 31, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

Special Note Regarding Forward Looking Information.....................   2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...........................................   4
Item 2. Plan of Operation ....... .....................................  17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................  19
Item 2. Changes in Securities and Use of Proceeds......................  19
Item 3. Defaults Upon Senior Securities................................  19
Item 4. Submission of Matters to a Vote of Security Holders............  19
Item 5. Other Information..............................................  19
Item 6. Exhibits and Reports on Form 8-K...............................  19

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed financial statements for the periods ended September 30, 2001 included herein have been prepared by Kingsgate Acquisitions, Inc., (the
"Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2000.

STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS..............................................5
Balance Sheet as of March 31, 2002 and December 31, 2000...................... 6
Statement of Operations for the three months ended March 31, 2002 and 2001.....7
Statement of Cash Flows for the three months ended March 31, 2002 and 2001.... 8
Statement of Stockholders' Equity for the three months ended March 31, 2002....9
Notes to Consolidated Financial Statements................................... 10

                          REPORT OF INDEPENDENT AUDITOR

To The Board of Directors and Shareholders of Kingsgate Acquisitions, Inc. (a development stage company)

     I have audited the accompanying balance sheet of Kingsgate Acquisitions, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingsgate Acquisitions, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2000 and 2001 in conformity with generally accepted accounting principles.

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

                                /s/Thomas Monahan
                                 ----------------------------
                                 THOMAS MONAHAN
                                 Certified Public Accountant
Paterson, New Jersey
March 15, 2002

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)

                                  BALANCE SHEET

                                                     December 31,      March 31,
                                                         2001           2002
                                                                       Unaudited
                                                      -----------      ---------
ASSETS

Current assets
  Cash                                                 $    1,529      $  1,851
  Escrowed funds receivable                                90,338
                                                       ----------       -------
  Total current assets                                     91,867         1,851

     Total                                             $   91,867     $   1,851
                                                       ==========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accrued liabilities                                   $      500         4,280
                                                        ---------       -------
 Total current liabilities                             $      500         4,280

 Redeemable Common Stock                                  100,000

STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   -0- shares issued and outstanding

  Common stock, $.001 par value;
  45,000,000 shares authorized;
  At December 31, 2001 and March 31, 2002
  there were 2,000,000
  shares issued and outstanding respectively.              2,000          2,000

  Additional paid-in capital                               6,215         16,215

  Deficit accumulated during the
  development stage                                      (16,848)       (20,644)
                                                        ---------        ------
     Total stockholders equity                            (8,633)        (2,429)
                                                        ---------        ------
     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                            $ 91,867      $   1,851
                                                       =========         ======

                      See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                     For the      For the      For the three  For the three
                                   year ended   year ended     months ended months ended
                                  December 31,  December 31,     March 31,    March 31,
                                    2000           2001            2001         2002
                                                               Unaudited     Unaudited
                                ------------    -------------  -----------  -----------
Income                            $   -0-            $   -0-     $   -0-      $   -0-

Costs of goods sold                   -0-                -0-         -0-          -0-
                                    ------            -------      -------      -------

Gross profit                          -0-                -0-         -0-          -0-

Operations:
 General and administrative          1,708             17,021          780       4,158
 Depreciation and Amortization        -0-                -0-           -0-        -0-
                                    ------            -------      -------       -----
Total costs                          1,708             17,021          780       4,158

Other income
  Interest income                      888              1,656                      362
                                    ------            -------                    -----
Total other income                     888              1,656                      362


Net profit (loss)                   $ (820)          $(15,365)     $   (780)  $ (3,796)
                                    =======            =======      ========    =======
PER SHARE AMOUNTS:
  Net profit (loss) per common
   share outstanding - basic       $  (0.00)            ($0.01)    $  (0.00)  $ (0.00)
                                   ========          =========       ======     ======


SHARES OF COMMON STOCK OUTSTANDING 2,000,000         2,000,000       2,000,000  2,000,000
                                  ==========          ==========    ==========  =========


                       See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS


                                         For the      For the      For the three  For the three
                                        year ended    year ended   months ended months ended
                                       December 31    December 31     March 31,    March 31,
                                           2000          2001         2001          2002
                                                                    Unaudited     Unaudited
                                       ------------   -----------   -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $   (820)       $(15,365)     $  (780)    $  (3,796)
  Item not affecting cash flow
       from operations:
    Amortization                              -0-           -0-           -0-          -0-

    Accrued expenses                          -0-           -0-                       3,780
                                          ---------     --------         -----       ------
     NET CASH USED IN OPERATING ACTIVITIES  (820)       (15,365)         (780)        (  16)

CASH USED IN INVESTING ACTIVITIES            -0-           -0-             -0-          -0-

CASH FLOWS FROM FINANCING ACTIVITY:
  Sales of redeemable common stock          100,000
  Redemption of common stock                                                        (100,000)
  Contributed capital                                                                 10,000
                                           ---------                                 -------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES  100,000                                  (90,000)

Increase (decrease) in cash                  99,180     (15,365)         (780)      ( 90,016)
Cash balance beginning of period              8,052     107,232       107,232         91,867
                                          ---------     -------       -------        -------
CASH, end of period                        $107,232      91,867       106,452      $   1,851

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
  Cash paid for interest                  $     -         $  -         $  -        $     -
  Cash paid for income taxes              $     -         $  -         $  -        $     -

                      See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                              Deficit
                                                                            accumulated
                                                               Additional     during
                    Preferred   Preferred    Common    Common    paid in    development
                      stock       stock       stock     stock    capital       stage         Total
                     (shares)      ($)      (shares)     ($)      ($)          ($)            ($)
 --------------------------------------------------------------------------------------------------
Sale of 2,000,000
shares of
common stock              0      $    0    2,000,000   $  2,000    $ 18,000               $ 20,000

Net profit (loss)                                                              $ (663)        (663)
---------------------------------------------------------------------------------------------------
Balance
December 31,1999          0      $    0    2,000,000   $  2,000    $ 18,000    $ (663)    $ 19,337

Write off of deferred
offering expenses                                                   (11,785)               (11,785)

Net income (loss)                                                                (820)        (820)
---------------------------------------------------------------------------------------------------
Balances
December 31, 2000        0      $    0    2,000,000    $  2,000     $  6,215  $ (1,483)   $  6,732


Net income (loss)                                                              (15,365)    (15,365)
---------------------------------------------------------------------------------------------------
Balances
December 31, 2001        0      $    0    2,000,000    $  2,000     $  6,215  $(16,848)   $ (8,633)

Unaudited
Contributed capital                                                   10,000                10,000
Net loss                                                                       (3,796)      (3,796)
---------------------------------------------------------------------------------------------------
Balance
March 31, 2002            0      $    0   2,000,000        2,000       16,215  (20,644)   $  (2,429)
==================================================================================================

                       See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF THE COMPANY

     Kingsgate Acquisitions, Inc. (the "Company"), was organized in Delaware on September 28, 1999 and is authorized to issue 45,000,000 shares of common stock, $0.001 par value each and 5,000,000 shares of preferred stock, $0.001 par value each.

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

     The financial statements presented consist of the balance sheets of the Company as at December 31, 2001 and the related statements of operations and cash flows and stockholders' equity for the years ended December 31, 2000 and 2001.


     The unaudited financial statements presented consist of the unaudited balance sheet of the Company as at March 31, 2002 and the related unaudited statements of operations and cash flows and stockholders' equity for the three months ended March 31, 2001 and 2002.

Deferred Offering Costs

     As Of December 31, 1999, deferred offering costs aggregating 11,785 were incurred in anticipation of the Company filing a registration statement pursuant to Rule 419 under the Securities Act of 1933, as amended, are being deferred until the registration is complete.

     As of December 31, 2000, the deferred offering costs were charged against Additional paid in capital.

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

Significant Concentration of Credit Risk

     At December 31, 2001 and March 31, 2002, the Company has a concentration of its credit risk by maintaining deposits in one bank. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the Insurance.

Unaudited financial information

     In the opinion of Management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC's rules and regulations of the Securities and Exchange Commission. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


NOTE 3 - REDEEMABLE COMMON STOCK


     Rule 419 requires that offering proceeds be deposited into an escrow or trust account (the "Deposited Funds" and "Deposited Securities", Respectively) governed by an agreement which contains certain terms and provisions specified by that rule. The Company may and did receive 10% of the escrowed funds for working capital. The remaining Deposited Funds and the Deposited Securities will be released to the Company and to the investors, respectively, only after the Company has met the following three basic conditions. First, the Company must execute an agreement for an acquisition meeting certain prescribed criteria. Second, the Company must file a post-effective amendment to its registration statement which includes the terms of a reconfirmation offer that must contain conditions prescribed by Rule 419. The post-effective amendment must also contain information regarding the acquisition candidate and its business, including audited financial statements. The agreement must include, as a condition precedent to its consummation, a requirement that the number of investors who contributed at least 80% of the offering proceeds must elect to reconfirm their investments. Third, the Company must conduct the reconfirmation offer and satisfy all of the prescribed conditions. The post-effective amendment must also include the terms of the reconfirmation offer mandated by Rule 419.
After the Company submits a signed representation to the escrow agent that the requirements of Rule 419 have been met and after the acquisition is consummated, the escrow agent can release the Deposited Funds and Deposited Securities. Investors who do not reconfirm their investments receive the return of a pro rata portion thereof; and in the event investors representing less than 80% of the Deposited Funds reconfirm their investments, the Deposited Funds are to be returned to all the investors on a pro rata Basis.

     In July, 2000, the Company completed an offering for the sale of 1,000,000 units at $.10 per unit or an aggregate offering price of $100,000. Each unit consists of one share of common stock and five redeemable common stock purchase Warrants.

     The Company filed a registration statement with the Securities and Exchange Commission pursuant to Rule 419. The offering was conducted , on a "best efforts all-or-none basis" and consisted of 1,000,000 units at $.10 per unit or an aggregate offering price of $100,000. Each unit consists of one share of common stock and five redeemable common stock purchase warrants. Each warrant is exercisable at $1.00 for a period of two years from the effective date of a registration statement relating to the underlying shares of common stock. The warrants are redeemable at any time, upon thirty day's written notice, in the event the average closing price of the common stock is at least $1.25 for a period of twenty consecutive trading days ending within ten days prior to the notice of redemption.

     As of December 31, 2001, the 1,000,000 shares of common stock were being held in escrow pending approval of the Company's post-effective amendment by the Securities and Exchange Commission.

     The Company was organized as a vehicle to merge with another company, pursuant to Rule 419 of Regulation C of the Securities Act of 1933. Rule 419 required that the Company complete an acquisition within eighteen months from the effective date of a registration statement. In the event the Company is unable to complete an acquisition within this time period, the shares of common stock being held in escrow must be redeemed by the Company and a minimum of 90% of the proceeds are to be returned to the investors.

     As of March 31, 2002, the Company was unable to complete an acquisition within the time period and has redeemed the shares of common stock being held in escrow by returning to the investors and aggregate of $90,000 and recording $10,000 as additional paid in capital.
                                       13

NOTE 4 - STOCKHOLDERS' EQUITY


Preferred Stock

     The Company is authorized to issue up to 5,000,000 shares of preferred stock and may issue these shares from time to time in one or more series. The Company's board of directors, without further stockholder approval, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any such series. Issuances of additional shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things adversely affect the voting power of the holders of other securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in control or management.

     The number of shares of preferred stock outstanding at December 31, 2001 and March 31, 2002 is -0- and -0- respectively.

Common Stock


     For the period from inception, September 28, 1999, to December 31, 1999, the Company sold an aggregate of 2,000,000 shares of common stock to thirteen investors for an aggregate consideration of $20,000 or $0.01 per share.



NOTE 5 - GAIN (LOSS) PER SHARE OF COMMON STOCK

     Net gain (loss) per share of common stock outstanding, as shown on the statement of operations, is based on the number of shares outstanding at each balance sheet date. Weighted average shares outstanding was not computed since it would not be meaningful in the circumstances, as all shares issued during the period from incorporation through December 31, 2001 were for initial capital. Therefore, the total shares outstanding at the end of each period was deemed to be the most relevant number of shares to use for purposes of this disclosure. For future periods, the Company will utilize the treasury stock method for computing earnings per share, and will compute a weighted average number of shares outstanding once additional shares of stock are issued to new stockholders. Under the treasury stock method, the dilutive effect of outstanding stock options and other convertible securities for determining primary earnings per share is computed using the average market price during the fiscal period, whereas the dilutive effect of outstanding stock options and convertible securities for determining fully diluted earnings per share is computed using the market price as of the end of the fiscal period, if greater than the average market price.

NOTE 6 - RELATED PARTY TRANSACTIONS

Office Facilities

     Rental of office space and use of office, computer and telecommunications equipment are provided by the President of the Company on a month to month basis at a monthly rental of $500 per month commencing with the sale of the units in the proposed offering until consummation of an acquisition. For the period from inception, September 28, 1999, to December 31, 1999 and for the years ended December 31, 2000 and 2001 and for the three months ended March 31, 2001 and 2002, the accrual for rent is $-0-.

Officer Salaries

     For the period from inception, September 28, 1999, to December 31, 1999 and for the years ended December 31, 2000 and 2001 and for the three months ended March 31, 2001 and 2001 no officer has received a salary in excess of $100,000 and no officer will receive a salary until the consummation of an acquisition.


NOTE 7 - HISTORY OF TRANSACTION; RULE 419

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

     As of March 31, 2002, this merger was yet been consummated. It was completed September 6, 2002.


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