Form 10QSB
period 2002-06-30
KINGSGATE ACQUISITIONS INC
filed 2002-12-05
CIK 1096141

File Number: 333-99419
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002


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

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. NA

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 29, 2001, there are 12,500,000 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          KINGSGATE ACQUISITIONS, INC.
                  JUNE 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

Special Note Regarding Forward Looking Information.....................   2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...........................................   5
Item 2. Plan of Operation ....... .....................................  14
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................  16
Item 2. Changes in Securities and Use of Proceeds......................  16
Item 3. Defaults Upon Senior Securities................................  16
Item 4. Submission of Matters to a Vote of Security Holders............  16
Item 5. Other Information..............................................  16
Item 6. Exhibits and Reports on Form 8-K...............................  16

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward- looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed financial statements for the periods ended June 30, 2002 included herein have been prepared by Kingsgate Acquisitions, Inc., (the
"Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of operations and cash flows for the six month periods ended June 30, 2001 and 2002. The Company's results of operations during the six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2001.

STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS...........................................F-1
Balance Sheet as of June 30, 2002 and December 31, 2001.................... F-2
Statement of Operations for the six months ended June 30, 2001 and 2002.....F-3
Statement of Cash Flows for the six months ended June 30, 2001 and 2002.... F-4
Statement of Stockholders' Equity for the six months ended June 30, 2002..  F-5
Notes to Consolidated Financial Statements................................. F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
  Kingsgate Acquisitions, Inc.

     I have reviewed the accompanying balance sheet of Kingsgate Acquisitions, Inc. as of June 30, 2001, and the related statements of operations and of cash flows for the six month periods ended June 30, 2001 and 2002. These financial statements are the responsibility of the Company's management.

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

     I previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in my report dated March 15, 2002, that was prepared assuming that Kingsgate Acquisitions, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since the date of inception and requires additional capital to continue Operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of to continue as a going concern. In my opinion, the accompanying balance sheet information as of December 31, 2001, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.




Thomas Monahan Certified Public Accountant
Paterson, New Jersey
July 15, 2002

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)

                                  BALANCE SHEET

                                                     December 31,      June 30,
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
   -0- shares issued and outstanding

  Common stock, $.001 par value; 45,000,000 shares authorized; At December 31,
  2001 and June 30, 2002 there were 2,000,000
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

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                  For the six  For the six
                                  months ended months ended
                                    June 30,    June 30,
                                    2001         2002
                                   Unaudited     Unaudited
                                ------------    -------------
Income                            $   -0-      $   -0-

Costs of goods sold                   -0-          -0-
                                    -------      -------

Gross profit                          -0-          -0-

Operations:
 General and administrative           780       4,158
 Depreciation and Amortization        -0-        -0-
                                   -------       -----
Total costs                           780       4,158

Other income
  Interest income                                 362
                                                -----
Total other income                                362


Net profit (loss)                 $   (780)  $ (3,796)
                                   ========    =======
PER SHARE AMOUNTS:
  Net profit (loss) per common
   share outstanding - basic      $  (0.00)  $ (0.00)
                                    ======     ======


SHARES OF COMMON STOCK OUTSTANDING 2,000,000  2,000,000
                                  ==========  =========


                       See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS


                                       For the six  For the
                                      months ended months ended
                                        June 30,    June 30,
                                          2001          2002
                                        Unaudited     Unaudited
                                       ------------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $  (780)    $  (3,796)
  Item not affecting cash flow
       from operations:
    Amortization                             -0-          -0-

    Accrued expenses                          -0-       3,780
                                           -----       ------
     NET CASH USED IN OPERATING ACTIVITIES (780)        (  16)

CASH USED IN INVESTING ACTIVITIES           -0-          -0-

CASH FLOWS FROM FINANCING ACTIVITY:
  Sales of redeemable common stock
  Redemption of common stock                         (100,000)
  Contributed capital                                  10,000
                                                      -------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES            (90,000)

Increase (decrease) in cash                (780)      ( 90,016)
Cash balance beginning of period        107,232         91,867
                                        -------        -------
CASH, end of period                     106,452      $   1,851

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
  Cash paid for interest                  $     -         $  -
  Cash paid for income taxes              $     -         $  -

                      See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                              Deficit
                                                                            accumulated
                                                               Additional     during
                    Preferred   Preferred    Common    Common    paid in    development
                      stock       stock       stock     stock    capital       stage         Total
                     (shares)      ($)      (shares)     ($)      ($)          ($)            ($)
 --------------------------------------------------------------------------------------------------
Sale of 2,000,000
shares of
common stock              0      $    0    2,000,000   $  2,000    $ 18,000               $ 20,000

Net profit (loss)                                                              $ (663)        (663)
---------------------------------------------------------------------------------------------------
Balance
December 31,1999          0      $    0    2,000,000   $  2,000    $ 18,000    $ (663)    $ 19,337

Write off of deferred
offering expenses                                                   (11,785)               (11,785)

Net income (loss)                                                                (820)        (820)
---------------------------------------------------------------------------------------------------
Balances
December 31, 2000        0      $    0    2,000,000    $  2,000     $  6,215  $ (1,483)   $  6,732


Net income (loss)                                                              (15,365)    (15,365)
---------------------------------------------------------------------------------------------------
Balances
December 31, 2001        0      $    0    2,000,000    $  2,000     $  6,215  $(16,848)   $ (8,633)

Unaudited
Contributed capital                                                   10,000                10,000
Net loss                                                                       (3,796)      (3,796)
---------------------------------------------------------------------------------------------------
Balance
June 30, 2002            0      $    0   2,000,000        2,000       16,215  (20,644)   $  (2,429)
==================================================================================================

                       See notes to financial statements.

                               KINGSGATE ACQUISITIONS, INC.
                              NOTES TO FINANCIAL STATEMENTS



     The condensed financial statements for the periods ended June 30, 2002 included herein have been prepared by Kingsgate Acquisitions, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of operations and cash flows for the six month periods ended June 30, 2001 and 2002.

     The Company's results of operations during the six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2001.


     NOTE  A--BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the Company for the six months ended June 30, 2001 and 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

        NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the nine month periods through September 30, 2001, there were no dilutive securities outstanding


         NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2002, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At June 30, 2002, the Company has net operating loss carry forwards for income tax purposes of $20,644. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010.

     The components of the net deferred tax asset as of June 30, 2002 are as follows:

  Deferred tax asset:
  Net operating loss carry forward                               $ 7,018
  Valuation allowance                                            $(7,018)
                                                                  --------
  Net deferred tax asset                                         $  -0-


     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to June 30, 2002. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.


     NOTE D - COMMITMENTS AND CONTINGENCIES

            a.    Lease agreements

     Office Facilities

     Rental of office space and use of office, computer and telecommunications equipment are provided by the President of the Company on a month to month basis at a monthly rental of $500 per month commencing with the sale of the units in the proposed offering until consummation of an acquisition. For the period from inception, September 28, 1999, to June 30, 2002, the accrual for rent is $-0-.


 NOTE E - GOING GOING CONCERN

     The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $20,644 and has negative capitalization of $2,429 for the period from inception to June 30, 2001. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's current capital requirements are being met by management as they occur until profitable operations can be reached. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its selling capabilities and implementing its marketing strategies. The Company plans to engage in such ongoing financing efforts on a continuing basis.

NOTE F - REDEEMABLE COMMON STOCK


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

     As of June 30, 2002, the Company was unable to complete an acquisition within the time period and has redeemed the shares of common stock being held in escrow by returning to the investors and aggregate of $90,000 and recording $10,000 as additional paid in capital.

NOTE G - HISTORY OF TRANSACTION; RULE 419

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

     As of June 30, 2002, this merger has not yet been consummated. . It was completed September 6, 2002.

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




/s/Wolfgang Schwarz
--------------------------                      Dated: December 5, 2002
Wolfgang Schwarz
President, Director

/s/Uli Petzold
--------------------------                      Dated: December, 2002
Uli Petzold
Secretary, Director

        CERTIFICATION PERSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Wolfgang Schwarz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kingsgate Acquisitions, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;


     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and


     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of that date;


5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  December 5, 2002
                                                            /s/ Wolfgang Schwarz
                                                            --------------------

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Look Models International, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wolfgang Schwarz , President, Chief Executive Officer, and Chief Financial Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 12(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the Report.


/s/ Wolfgang Schwarz