Form 10QSB
period 2002-09-30
KINGSGATE ACQUISITIONS INC
filed 2002-12-05
CIK 1096141

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from -------------- to --------------


Commission File Number: 333-99419

                         Kingsgate Acquisitions, Inc.
                        ------------------------------
                            (Name of small business
                            issuer in its charter)

      Delaware                         6770                    98-0211672
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
               SEPTEMBER, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

Special Note Regarding Forward Looking Information.....................   3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...........................................   4
Item 2. Management's Discussion and Analysis...........................  14
Item 3. Controls and Procedures........................................  33

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................  33
Item 2. Changes in Securities and Use of Proceeds......................  33
Item 3. Defaults Upon Senior Securities................................  33
Item 4. Submission of Matters to a Vote of Security Holders............  33
Item 5. Other Information..............................................  33
Item 6. Exhibits and Reports on Form 8-K...............................  33

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LOOK MODELS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                               ASSETS
                        Current assets
                           Cash and cash equivalents                                    $           12,603
                           Trade accounts receivable, net                                          324,361
                           Inventories                                                             126,576
                           Prepaid expenses and other current assets                               216,839
                                                                                        ---------------------

                              Total current assets                                                 680,379
                                                                                        ---------------------
                                                                                        ---------------------

                        Property and equipment, net                                                 58,253
                        Intangible assets, net                                                     100,740
                        Deposit                                                                     16,281
                                                                                        ---------------------

                                                                                                   175,274
                                                                                        ---------------------
                                                                                        ---------------------
                        Total assets                                                    $          855,653
                                                                                        =====================


                                    LIABILITIES AND SHAREHOLDERS' DEFICIT

                        Current liabilities:
                           Trade liabilities                                            $          656,505
                           Accrued expenses and other current liabilities                          195,168
                           Advances payable, related party                                         747,117
                           Short-term borrowings                                                 1,678,536
                                                                                        ---------------------

                             Total current liabilities (all current)                             3,277,326
                                                                                        ---------------------
                                                                                        ---------------------

                        Commitments and contingencies:

                        Shareholders' deficit
                           Preferred stock, $0.001 par value; 5,000,000
                              shares authorized; none issued
                           Common stock, $0.001 par value; 45,000,000
                              shares authorized; 12,500,000
                              shares issued and outstanding
                                                                                                    12,500
                           Additional paid-in capital                                            3,117,988
                           Accumulated deficit                                                  (5,624,068)
                           Accumulated other comprehensive income                                   71,907
                                                                                        ---------------------
                                                                                        ---------------------

                             Total shareholders' deficit                                        (2,421,673)
                                                                                        ---------------------
                                                                                        ---------------------

                        Total liabilities and shareholders' deficit                     $          855,653
                                                                                        =====================



                 See notes to consolidated financial statements.

                                                    LOOK MODELS INTERNATIONAL, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                              (UNAUDITED)

                                         Three                  Three                  Nine                    Nine
                                      months ended          months ended           months ended            months ended
                                   September 30, 2002    September 30, 2001     September 30, 2002      September 30, 2001
                                   -------------------   --------------------   --------------------    -------------------


       Sales                       $         244,349     $         206,546              $ 709,101       $         538,400
       Cost of sales                         (13,760)              (92,239)              (237,071)               (205,756)
                                   -------------------   --------------------   --------------------    -------------------
                                   -------------------   --------------------   --------------------    -------------------
       Gross profit                           230,589              114,307                472,030                 332,644
                                   -------------------   --------------------   --------------------    -------------------
                                   -------------------   --------------------   --------------------    -------------------

       Selling expenses                    (205,419)              (124,077)              (562,726)               (618,609)
       Administrative expenses             (213,162)              (762,714)              (505,364)             (1,106,018)
                                   -------------------   --------------------   --------------------    -------------------
                                   -------------------   --------------------   --------------------    -------------------
                                           (418,581)              (886,791)            (1,068,090)             (1,724,627)
                                   -------------------   --------------------   --------------------    -------------------
                                   -------------------   --------------------   --------------------    -------------------
       Loss from operations                                       (772,484)                                    (1,391,983)
                                           (187,992)                                     (596,060)
                                   -------------------   --------------------   --------------------    -------------------
                                   -------------------   --------------------   --------------------    -------------------

       Other income (expense):
          Interest expense                  (34,947)               (11,749)               (82,510)                (33,651)
          Other, net                            779                  1,537                (27,128)                  3,101
                                   -------------------   --------------------   --------------------    -------------------
                                   -------------------   --------------------   --------------------    -------------------
                                            (34,168)               (10,212)              (109,638)                (30,550)
                                   -------------------   --------------------   --------------------    -------------------
                                   -------------------   --------------------   --------------------    -------------------

       Net loss                    $       (222,160)     $        (782,696)     $        (705,698)      $      (1,422,533)
                                   ===================   ====================   ====================    ===================

       Net  loss   per   share  -
       basic and diluted           $          (0.02)       $         (0.06)               $ (0.06)       $          (0.12)

                                   ===================   ====================   ====================    ===================
                                   ===================   ====================   ====================    ===================

       Average shares of common
       stock outstanding

                                       12,491,136               12,376,869              12,469,962              12,181,250
                                   ===================   ====================   ====================    ===================





                 See notes to consolidated financial statements.


                         LOOK MODELS INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                         AND COMPREHENSIVE INCOME (LOSS)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)



                                                                                       Accumulated
                                      Common stock       Additional                       other
                                                          paid-in      Accumulated    comprehensive
                                    Shares     Amount     capital       deficit        income (loss)         Total



Balances at January 1, 2002       12,454,625  $ 12,455  $ 2,922,249  $ (4,918,370)    $  305,397        $  (1,678,269)

Sale of common stock pursuant to
   private placements, net            45,375        45       45,739                                            45,784
Salary waived by CEO and majority
   shareholder                                                            150,000                             150,000
Comprehensive income (loss):
   Net loss                                                              (705,698)                           (705,698)
   Foreign currency translation adjustment                                              (233,490)            (233,490)
                                                                                                             ---------
Comprehensive loss                                                                                           (939,188)
                                     -------   ------   -----------      --------       --------          ------------
Balances at September 30, 2002
   (unaudited)                   12,500,000  $ 12,500   $ 3,117,988  $ (5,624,068)   $    71,907        $  (2,421,673)



Note:Shares of common stock have been retroactively restated to reflect the recapitalization of the Company resulting from the merger of Kingsgate Acquisitions, Inc. and Look Models International, Inc. which was completed on September 6, 2002 (Note 3) (unaudited).


                 See notes to consolidated financial statements.



                         LOOK MODELS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                    September 30,       September 30,

                                                                                         2002               2001

                                                                                   -----------------    ------------------

           Cash flows from operating activities:
           Net loss                                                                $      (705,698)     $ (1,422,533)
                                                                                   -----------------    ------------------

           Adjustments to reconcile net loss to net cash used in
             operating activities:
               Depreciation and amortization                                                18,516                 7,458
               Issuance of shares for service                                                    -               270,000
               Salary waived by majority shareholder                                       150,000                     -
           Changes in assets and liabilities:
               Increase in accounts receivable                                             (19,488)             (192,447)
               Decrease in inventories                                                      48,073                14,532
               (Increase) decrease in prepaids and other current assets                    (83,855)              388,699
               Decrease in trade liabilities                                              (138,625)             (123,497)
               (Decrease) increase in accrued expenses and other liabilities               (88,019)               31,418
               (Decrease) increase in advances payable related party                      (112,403)              492,740
                Decrease in deferred income                                                      -               (28,932)
                                                                                   -----------------    ------------------

                                                                                          (225,801)              859,971
                                                                                   -----------------    ------------------


               Net cash used in operating activities                                      (931,499)             (562,562)
                                                                                   -----------------    ------------------

           Cash flows from investing activities:
              Capital expenditures                                                         (21,367)              (32,960)
                                                                                   -----------------    ------------------


               Net cash used in investing activities                                       (21,367)              (32,960)
                                                                                   -----------------    ------------------



           Cash flows from financing activities:
              Increase in short-term borrowings                                            911,114                27,068
              Proceeds from issuance of common stock                                        45,784                28,950
                                                                                   -----------------    ------------------

               Net cash provided by financing activities                                   956,898                56,018
                                                                                   -----------------    ------------------

           Effect of exchange rate changes in cash and cash equivalents                    (37,632)               11,698
                                                                                   -----------------    ------------------

           Net decrease in cash                                                            (33,600)             (527,806)
                                                                                   -----------------    ------------------


           Cash and cash equivalents, beginning                                             46,203               557,665
                                                                                   -----------------    ------------------


           Cash and cash equivalents, ending                                       $        12,603      $ 29,859
                                                                                   =================    ==================

           Supplemental disclosures of cash flow information:

           Cash paid during the period for interest                                $        82,510      $ 33,651
                                                                                   =================    ==================



                 See notes to consolidated financial statements.

                         LOOK MODELS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The interim financial statements:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


2. Management's plans:

     The Company's financial statements for the years ended December 31, 2001 and 2000 (not included herein) and for the nine months ended September 30, 2002 and 2001 (unaudited) show that the Company has suffered net losses of $1,725,950, $1,680,438, $705,698 and $1,422,533, respectively, and the Company has a shareholders' deficit and a working capital deficiency of $2,421,673 and $2,596,947, respectively, as of September 30, 2002 (unaudited). The Company has experienced uncertainty in meeting its liquidity needs and has relied on outside investors and its principal shareholder to provide funding. Management's plans in connection with these criteria are as follows:

a. The Company's president and majority shareholder has agreed to postpone his claim for amounts owed to him by the Company and to utilize funds from capital raised from redemption of outstanding warrants, future equity transactions or profitable operations as a means of repayment. At September 30, 2002 (unaudited), such amounts were $747,117 (unaudited). In addition, the president and majority shareholder has agreed to fund 25% of the operating expenses for 2002, and to forego salary in 2002 until such time as profitable operations, capital raised from redemption of outstanding warrants, or future equity transactions provide the Company the ability to pay his salary in accordance with his employment agreement.

b.   In  2001,  the  Company  entered  into  an  International   Production  and
     Distribution Agreement with a German corporation, whereby the Company obtained, among other things, the worldwide exclusive right to promote and distribute a patented cosmetics dispenser under the Company's Look Models and Catwalk labels. Further, the Company entered into a three-year Product Distribution Agreement with Models Prefer Ltd., a Connecticut corporation. Under this agreement, the Company has granted exclusive distribution rights, as defined, to Models Prefer Ltd. for the distribution of the dispenser over televised distribution channels. Under the terms of the Product Distribution Agreement, the Company is guaranteed minimum purchases of the dispenser, which are expected to generate revenues to the Company of approximately $575,000, $900,000 and $1,200,000, over each of the three contract years ending November 2002, 2003 and 2004, respectively. In addition, the exclusivity provision of this agreement provides that the above revenues will double in the event that the purchaser exercises its exclusivity rights.

c. The Company is negotiating additional equity funding from foreign investors, as well as the possibility of a U.S. private placement, and in September 2002 completed the reverse acquisition of a U.S. publicly traded development stage company which management believes will provide access to the U.S. capital markets.

3. Merger:

     On September 6, 2002, the Company completed a merger with Kingsgate Acquisition ("Kingsgate"), a development stage corporation, organized on September 28, 1999 as a vehicle to acquire or merge with a business (unaudited).

     Pursuant to the Agreement, the shareholders of LMI sold to Kingsgate 100% of all the issued and outstanding shares of LMI, in exchange for 10,500,000, $.001 par value, newly issued shares of voting common stock of Kingsgate.
Additionally, 1,000,000, $.001 par value common shares held by Kingsgate's founders were issued to the president and majority shareholder of LMI.

     The transaction was accounted for as a reverse acquisition of Kingsgate by LMI, since the shareholders of LMI own approximately 85.2% of the post acquisition common shares of the consolidated entity immediately after the completion of the transaction. For accounting purposes, the acquisition has been treated as an acquisition of Kingsgate by LMI and as a recapitalization of LMI. Shares of preferred stock authorized, and common stock authorized, issued and outstanding have been retroactively restated to present the capital structure of Kingsgate.



4. Inventories

     Inventories consist of cosmetic products ready for sale and are valued by using the first-in, first-out (FIFO) method at the lower of cost or market.



5. Property and equipment, net:


Property and equipment consists of:

                                                                                                        September 30,
                                                                                                          2002
                                                                                                        (unaudited)

     Office and computer equipment                                                                 $          115,313
     Less accumulated depreciation                                                                           (57,060)

                                                                                                   $           58,253



6. Short-term borrowings:

Short-term borrowings consisted of:

                                                                                                         September 30,
                                                                                                             2002
                                                                                                          (unaudited)



Line of credit, interest of 6.00%; outstanding balance due in March
2003; collateralized by the Company's receivables and guaranteed
by the Company's president                                                                                   $169,615

Line of credit, interest of 6.00%; outstanding balance due in March
2003; collateralized by the Company's receivables and guaranteed by the
Company's president                                                                                           419,426

Line of credit, interest of 8%; outstanding balance due in March 2003;
collateralized by the Company's receivables and guaranteed by the
Company's president                                                                                           145,825

Overdraft on bank accounts                                                                                    943,670

                                                                                                   $        1,678,536

7. Income taxes:

     The reconciliation between the effective tax rate and the statutory U.S. federal income tax rate is as follows:


                                                                           September 30,        September 30,
                                                                              2002                 2001
                                                                          (unaudited)          (unaudited)


Computed "expected" tax benefit                                                34.00%             34.00%
Operating losses for which a benefit
has not been recognized                                                       (34.00%)           (34.00%)

                                                                           $       -           $       -




     At September 30, 2002 (unaudited), the Company's deferred tax assets are as follows:

                                                                                 September 30,
                                                                                     2002
                                                                                  (unaudited)


Net operating loss carry forwards (foreign)                                  $          773,103
Net operating loss carry forwards (U.S.)                                                838,051
Deferred tax asset valuation allowance                                               (1,611,154)

Net deferred tax assets                                                      $                -


     In foreign tax jurisdictions, the Company is subject to income tax on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's Bahamian subsidiary is not liable for income tax. The Company's Austrian and Czech Republic operations are subject to income tax at 34%. Other European operations are not significant.

     At December 31, 2001 and September 30, 2002 (unaudited), the Company has foreign operating loss carryforwards of approximately $1,865,000 and $2,274,000 (unaudited), respectively, and U.S. operating loss carryforwards of approximately $2,168,000 and $2,465,000 (unaudited), respectively. Effective January 2001, the Austrian tax law was changed so that loss carryforwards can only be used to offset up to 75% of the taxable income of a single year. Austrian tax losses are available for offset indefinitely, and U.S. tax losses are available for offset through 2022.

7. Related parties:

     Advances payable, related party, represent amounts advanced to the Company by the Company's president and principal shareholder. The advances are unsecured, payable on demand and do not bear interest. The Company's president has agreed to postpone his claim for amounts owed to him by the Company through 2002, or until funds are acquired through redemption of outstanding warrants or future equity transactions which will provide the means for repayment.

8. Shareholders' equity:

     In connection with its recapitalization, the Company issued 2,000,000 shares of common stock. During the year ended December 31, 2001 and the nine months ended September 30, 2002 (unaudited), the Company issued an additional 570,182 and 45,375 shares of common stock for $358,619 and $45,784 (unaudited), net, respectively. A total of 73,624 and 45,375 shares were issued in private placements at prices ranging from $0.02 to $2.00 per share. Different prices arose as the Company concluded individual negotiations with each of the Company's investors. In addition, in 2001, 496,558 were issued in exchange for legal and professional services and in repayment of certain liabilities. These shares were valued at $288,000, the fair value of the services received and liabilities paid, which management considers to be the most reliable measurement.

     Included in shares issued for services are 250,000 shares valued at $240,000, which were issued to a member of the Board of Directors.

     During the nine months ended September 30, 2002 the Company's president and majority shareholder waived salary of $150,000 (unaudited) due under the terms of his employment contract with the Company. The Company has accounted for the waived salary as a capital contribution by the majority shareholder resulting in an increase in additional paid-in capital of $150,000 (unaudited).

9. Operating segments:

     The Company classifies its businesses into three operating segments. The segments have been defined by the services each segment offers. The services offered are described below:

Eventmanagement:

     Look Eventmanagement GmbH handles the sourcing of new models and their development, and the organization of promotional events. It was founded 1986 under its former name Wolfgang Schwarz Sport- und Kulturveranstaltungen GmbH, Vienna.

Model management:

     Look Model Management GmbH is a model agency operating in Austria.

Cosmetics:

     In 2000, the Company started a new operating segment by entering into the cosmetics business. The products include Eau de toilette, perfumes, body milk and body splash. In 2001, the Company introduced the sale of sunscreens.


A summary of sales by country is as follows:

Nine months ended September 30, 2002 (unaudited)

                                                            Event-               Model
                                                          management          management           Cosmetics            Total


Austria                                                $         87,944    $        99,307                   -     $       187,251
United States of America                                         17,812                  -     $       100,451             118,263
Other countries                                                  97,241            306,346                   -             403,587

              Totals                                   $        202,997    $       405,653     $       100,451     $       709,101

Nine months ended September 30, 2001 (unaudited)

                                                            Event-               Model
                                                          management          management           Cosmetics            Total

Austria                                                $         41,957    $       315,572     $         1,045     $       358,574
United States of America                                              -    -             -                   -                   -
Other countries                                                 179,826                  -                   -             179,826

            Totals                                     $        221,783    $       315,572     $         1,045     $       538,400

Three months ended September 30, 2002 (unaudited)

                                                            Event-               Model
                                                          management          management           Cosmetics            Total

Austria                                                $         30,351    $        19,020                   -     $        49,371
United States of America                                          9,609                  -     $         1,997              11,606
Other countries                                                  36,565            146,807                   -             183,372

Totals                                                 $         76,525    $       165,827     $         1,997     $       244,349






Three months ended September 30, 2001 (unaudited)

                                                            Event-               Model
                                                          Management         management              Cosmetics            Total

Austria                                                $         14,974    $       137,713     $            75     $       152,762
United States of America                                              -                  -                   -                   -
Other countries                                                  53,784                  -                   -              53,784

Totals                                                 $         68,758    $       137,713     $            75     $       206,546


Information about the Company's operating segments:

Nine months ended September 30, 2002 (unaudited)

                                        Event-               Model
                                      management          management           Cosmetics           Corporate            Total

Total revenue                       $       202,997    $        405,653    $       100,451     $             -     $       709,101
Profit (loss) from operations             (453,962)              69,485             85,334           (296,916)           (596,060)
Interest expense                           (67,418)            (15,092)                  -                   -            (82,510)
Net income (loss)                         (553,560)              59,444             85,334           (296,916)           (705,698)

Shares issued for services                        -                   -                  -                   -                   -
Capital expenditures                         10,078              11,289                  -                   -              21,367
Depreciation and amortization                 4,466               2,393                  -              11,657              18,516


Nine months ended September 30, 2001 (unaudited)

                                        Event-               Model
                                      management          management           Cosmetics           Corporate            Total

Total revenue                       $       221,783    $        315,572    $         1,045     $             -     $       538,400
Profit (loss) from operations              (380,460)           (128,785)            (2,851)           (879,887)         (1,391,983)
Interest expense                            (24,328)             (9,323)                                     -             (33,651)
Net income (loss)                          (403,267)           (136,528)            (2,851)           (879,887)         (1,422,533)

Shares issued for services                        -                   -                  -             270,000             270,000
Capital expenditures                          1,896                   -                  -              16,355              18,251
Depreciation and amortization                 4,390               3,068                  -                   -               7,458

Three months ended September 30, 2002 (unaudited)

                                        Event-               Model
                                      management          Management           Cosmetics           Corporate            Total

Total revenue                       $        76,525    $        165,827    $         1,997     $             -     $       244,349
Profit (loss) from operations              (222,799)             117,120             1,971            (73,283)            (176,991)
Interest expense                            (29,043)             (5,904)                 -                   -             (34,947)
Net income (loss)                          (253,731)            113,883              1,971             (73,283)           (211,160)

Shares issued for services                        -                   -                  -                   -                   -
Capital expenditures                            919               9,661                  -                   -              10,580
Depreciation and amortization                 1,489                 798                  -              10,552              12,839


Three months ended September 30, 2001 (unaudited)

                                        Event-               Model
                                      management          Management           Cosmetics           Corporate            Total

Total revenue                       $        68,758    $        137,713    $         75        $           -       $       206,546
Profit (loss) from operations               (11,534)            (62,807)          1,800               (699,943)           (772,484)
Interest expense                             (8,379)             (3,370)                 -                   -             (11,749)
Net income (loss)                           (22,088)            (62,465)             1,800            (699,943)           (782,696)

Shares issued for services                        -                   -                  -                   -                   -
Capital expenditures                                                  -                  -               3,743               3,743
Depreciation and amortization                 8,170               1,022                  -                   -               9,192

ITEM 2.  MANAGEMENT"S DISCUSSION AND ANALYSIS


     You should read the following discussion and analysis together with the accompanying introduction and notes, as well as the consolidated financial statements and their accompanying notes. This discussion and analysis is a presentation by the management of Look Models of their financial condition and result of their operations, as our company has assumed their business operations.

     Certain statements contained under this caption regarding matters that are not historical facts are forward-looking statements. All statements that address operating performance, events or developments that the management of Look Models expects to incur in the future, including statements relating to sales and earning growth or statements expressing general optimism about future operating results are forward-looking statements. These forward-looking statements are based on Look Models management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in these forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues or net income, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

Results of Operations
----------------------------------

     Nine months ended September 30, 2002 compared with the nine months ended September 30, 2001


     For the nine months ended  September 30, 2002,  revenue  increased from the nine months ended September 30, 2001. Revenue for the nine months ended September 30, 2001 was $538,400 and revenue for the nine months ended September 30, 2002 was $709,101 (a 32% increase). Management believes that the increase in revenue was a result of a feeling of being able to "get-back-to-business" and gradual increased travel after the effect of the September 11th crisis. The increase can also be attributed to the higher margin from sales of sunscreen products, in particular. The cost of sales of $237,071 for the nine months ended September 30, 2002 is higher than the cost of sales of $205,756 for the nine months ended September 30, 2001. However, there was an increase in Look Models' gross profit for the nine months ended September 30, 2002. Specifically, the gross profit for the nine month period ended September 30, 2001 was $332,644 or 62%, and for the nine months ended September 30, 2002, the gross profit was $472,030, or 67%. This increase in gross margin can be primarily attributed to the higher gross margin from sales of sunscreen products during the nine months ended September 30, 2002. There were no sales of sunscreen products during the nine months ended September 30, 2001. Selling expenses for the nine months ended September 30, 2002 as compared to the selling expenses for the nine months ended September 30, 2001 show a decrease from $618,609 to $562,726, or 9%. Administrative expenses decreased for the nine months ended September 30, 2002 compared to those for the nine months ended September 30, 2001. Administrative expenses were $505,364 for the nine months ended September 30, 2002, and were $1,106,018 for the nine months ended September 30, 2001, an 54% decrease. Look Models' posted a net loss for the nine months ended September 30, 2002 of $705,698. The net loss for the nine months ended September 30, 2002 was a decrease of 50% over the net loss for the nine months ended September 30, 2001 of $1,422,533.


     The loss for the nine months ended September 30, 2002 can be divided into a loss from U.S. operations, and a loss from European operations. The loss for the nine months ended September 30, 2002 from U.S. operations was $296,916, while the loss from European operations was $299,144. The loss from operations in Europe of $299,144 was lower for the nine months ended September 30, 2002 than it was for the nine months ended September 30, 2001. For the nine months ended September 30, 2001 the net loss from Europe was $542,646. For the nine months ended September 30, 2002, the net loss from U.S. operations of $509,785 is less than the net loss from U.S. operations of $879,887 for the nine months ended September 30, 2001.

     Three months ended September 30, 2002 compared with the three months ended September 30, 2001


     For the three months ended September 30, 2002, revenue increased from the three months ended September 30, 2001. Revenue for the three months ended September 30, 2001 was $206,546 and revenue for the three months ended September 30, 2002 was $244,349 (an 18% increase). Management believes that the increase in revenue was a result of a feeling of being able to "get-back-to-business" and gradually increased travel after the effect of the September 11th crisis. The increase can also be attributed to the higher margin from sales of sunscreen products, in particular. The cost of sales of $13,760 for the three months ended September 30, 2002 is less than the cost of sales of $92,239 for the three months ended September 30, 2001. There was an increase in Look Models' gross profit for the three months ended September 30, 2002. Specifically, the gross profit for the three month period ended September 30, 2001 was $114,307 or 55%, and for the three months ended September 30, 2002, the gross profit was 230,589, or 94%. This increase in gross margin can be primarily attributed to the higher gross margin from sales of sunscreen products during the three months ended September 30, 2002. There were no sales of sunscreen products during the three months ended September 30, 2001. Selling expenses for the three months ended September 30, 2002 as compared to the selling expenses for the three months ended September 30, 2001 show an increase from $124,077 to $205,419, or 66%. Administrative expenses decreased for the three months ended September 30, 2002 compared to those for the three months ended September 30, 2001. Administrative expenses were $213,162 for the three months ended September 30, 2002, and were $762,714 for the three months ended September 30, 2001, a 72% decrease. Look Models' posted a net loss for the three months ended September 30, 2002 of $222,160. The net loss for the three months ended September 30, 2002 was a decrease of 72% over the net loss for the three months ended September 30, 2001 of $782,696.


     The loss for the three months ended September 30, 2002 can be divided into a loss from U.S. operations, and a loss from European operations. The loss for the three months ended September 30, 2002 from U.S. operations was $73,283, while the loss from European operations was $137,777. The loss from operations in Europe of $137,877 was higher for the three months ended September 30, 2002 than it was for the three months ended September 30, 2001. For the three months ended September 30, 2001 the net loss from Europe was $83,203. For the three months ended September 30, 2002, the net loss from U.S. operations of $73,283 is less than the net loss from U.S. operations of $699,943 for the three months ended September 30, 2001.

Liquidity and Capital Resources
-------------------------------


Working Capital, Debt and Liquidity.
------------------------------------


     Although Look Models had a shareholders' deficit as of September 30, 2002, of $2,421,673, Look Models believes that it will have the capital resources for the next twelve (12) months in order to operate its business due to:


     (1)  Distribution   Agreement.   The  revenue  expected  from  the  Product
          Distribution  Agreement  Look Models  entered into with Models Prefer,
          Ltd.


     (2) Funding Commitment. The commitment from its President and majority shareholder to fund up to one-quarter (1/4) of Look Models' annual operating expenses for the 2002 financial year,


     (3) There are several trends and events that have, or are reasonably likely to have, a material impact on Look Models' short-term or long-term liquidity Look Models is currently negotiating to obtain financing from a private equity fund. Look Models believes that it is currently at the due diligence stage of these negotiations. Look Models is negotiating additional equity funding from foreign investors and has completed the combination with Kingsgate Acquisitions, Inc., which is expected to provide access to the U.S. capital markets. Additional funding is intended to increase both the short-term, and the long-term liquidity position of Look Models.

          Look Models intends to use this financing for working capital, and to cover the transaction costs it will incur in the next several months, as well as to complete an acquisition of a modeling agency in a major market. (See Planned Acquisitions, below). Look Models believes that its Internet booking system, as well as the maturity in age of its models database, and the execution of several pending licensing transactions will add to its short-term liquidity. Look Models is attempting to license its "Look" and "Catwalk" brands for franchise purposes, and to increase the number of licensees of its brands. Turkey and Russia are two markets where the "Look" brand will be developed and the "Catwalk" products will be sold. Look Models is not aware of other known trends, events or uncertainties, other than general business upswings or downturns that will have a material impact on its short-term or long-term liquidity.


     (4) Look Models' internal and external sources of liquidity are as follows:

          Externally, Look Models hopes to continue its past strategy of obtaining funding from the sale of its stock to outside investors, some of whom are already current shareholders of Look Models. Internally, Look Models expects to fund its operations from revenues and acquisitions using stock, and expects to increase its revenues, while stabilizing its expenses. Look Models has entered into an International Production and Distribution Agreement with a German corporation, whereby Look Models has obtained, amongst other things, the worldwide rights to promote and distribute a patented cosmetics dispenser under the "Look Models" and "Catwalk" brands, and to distribute the dispenser in the United States under additional brand names. Accordingly, Look Models has entered into a three-year Product Distribution Agreement with Models Prefer, a U.S. company. Pursuant to this agreement, Look Models has granted distribution rights to Models Prefer for the distribution of the dispenser over televised distribution channels. Under the terms of the Product Distribution Agreement, Look Models is contractually promised certain minimum purchases of the dispenser, which is expected to generate net revenues to Look Models of a minimum of $575,000.00, $900,000.00, and $1.2 million, over each of the three years ending November 30, 2002, 2003 and 2004, respectively. In addition, the exclusivity provisions of this agreement provide that the above revenues will double in the event that Models Prefer Ltd. exercises rights to exclusive supply of the dispenser in the United States.

     (5) Non-Cash Expenses. As reflected in the Statement of Changes in Shareholder's Deficit and Comprehensive Income there are charges associated with the Kingsgate transaction and for payments made using stock that are reflected in the administrative expenses. These expenses are primarily professional and other fees relating to the transaction, including fees necessary to provide adequate documentation of international contracts and agreements, developing its licensing and brand extension business, negotiations with Kingsgate, etc.

     (6) Deferred Repayment. The President and majority shareholder of Look Models has deferred repayment of loans due to him for one (1) year, or until Look Models returns to profitability, or is successful in securing follow-on financing. An example of follow-on financing that would be used to repay Mr. Schwarz' loan is through warrant exercise. If this offering is fully subscribed, there will be 2,000,000 warrants outstanding. Upon exercise of these 2,000,000 warrants, Look Models will receive gross proceeds of $3,500,000. We intend to use 25% of the warrant proceeds to pay outstanding officer loans and 75% of the warrant proceeds for marketing our cosmetics and accessory lines. There can be no assurance that the warrants will be exercised or that Look Models will return to profitability. Mr. Schwarz has not guaranteed the extension of this loan and could, potentially, seek some loan repayment out of revenues generated.



     (7) Lines of Credit and Overdrafts. Look Models has the following lines of credit from Tiroler Sparkasse Bank, Austria:



     At December 31, 2001 and September 30, 2002 short-term borrowings consisted of:

                                                                                   September 30,
                                                                                       2002
                                                                              ------------------
                                                                                   (unaudited)

     Line of credit, interest of 6.00%; outstanding balance due in March
     2003; collateralized by the Company's receivables and guaranteed
     by the Company's president                                            $         169,615

     Line of credit, interest of 6.00%; outstanding balance due in March
     2003; collateralized by the Company's receivables and guaranteed by the
     Company's president                                                             419,426

     Line of credit, interest of 8%; outstanding balance due in March 2003;
     collateralized by the Company's receivables and guaranteed by the
     Company's president                                                             145,825

     Overdraft on bank accounts                                                      943,670
                                                                            -----------------

                                                                           $         631,358
                                                                           =================


Net Cash Used in Investing Activities
-------------------------------------------------------

     Look Models has no material commitments for capital expenditures, as it has already expended the majority of necessary funding in developing its licensing and brand extension businesses, but Look Models will need working capital to continue to purchase inventory of dispensers, perfume, eau de toilette and body splash. Look Models is currently developing a new range of products, and is attempting to negotiate royalty based contracts with large cosmetic companies for these products. Look Models also intends to license products under its brand names, particularly to licensees that will sponsor the LOOK MODEL SEARCH International Final. Look Models also has commitments to various entities and individuals for transactional fees, disbursements, professional fees, and other related costs in conjunction with completing this transaction. These costs are not expected to exceed $150,000, and Look Models intends to partly finance these expenditures internally from revenue, but primarily, Look Models intends to use financing and offering proceeds to make such expenditures.



Seasonality
------------------------------------------------------

     There are seasonable aspects that can have a material effect on the financial condition or results of operation of Look Models, such as lower demand during off-season periods. Partially offsetting the seasonality is the fact that Look Models has a presence in various markets. A slowdown in one market is sometimes offset by buoyancy in another market, resulting in such fluctuations having less of an overall effect on Look Models' annual revenue stream. For example, the different seasons result in the need for models in different venues. Spring and fall bring the need for models to display fashions for the industry retail viewers. Summer and Winter require models in on-site swimwear and Winter sports shoots.

Business
--------

Planned Acquisitions
----------------------

     In November 2002, Mr. Schwarz has recently acquired a personal interest in a privately held owned German model agency. Mr. Schwarz offered the interest in this company first to his shareholders, which they refused. They approved of Mr. Schwarz interest in the company and a deal has been negotiated to give Look Models favorable business treatment. The companies originally had a standard commission agreement in place. As a part of the purchase agreement, Look Models has the first right to supply models to a client or third party commissioned agency if the German agency does not use their own. Thus, the German agency must seek models from Look before turning to any other agency. Further, the commission agreement is being changed from the standard 25%-75% split for local bookings to 30%-70%. Further, Look Models has the right of first refusal to purchase the German agency and shall seek a third party fairness opinion to ensure fairness of the purchase price.

Planned Ventures
----------------

     Look Models has commenced preliminary discussions with Fashion T.V., a media company, which is televised worldwide through cable and satellite and has approximately 300 million viewers. The two companies are collaborating a deal whereby Fashion T.V. would cover all Look Models' national model contests as well as the International final event. This collaboration would allow Look Models to have a participating partner to share the expenses of the event, while maximizing revenue by increasing visibility of the event through greater media coverage of the event.

Description of Material Risks and Management's strategy of offset risk
----------------------------------------------------------------------

     Look Models effectively invests in the future of young models in the hope that it will benefit when these models develop in their careers. Look Models may never receive a return on its investment in a significant number of its models due to a variety of factors, such as changing consumer tastes, personal difficulties of the models, emotional inability to perform in the modeling world, lack of modeling assignments, economic downturns, more affordable replacements for models, to name a few. Look Models also faces the risk that its models may dishonor contracts they have with the agency, refuse to sign contracts with the agency, or leave the agency to join another agency. While Look Models plans to issue shares of stock to each of its models as an incentive to remain with Look Models, and to build loyalty and an ownership mentality in its models, management has not worked out the specifics of this program. It is anticipated that this program will be a privately issued employee stock plan issued pursuant to an exemption from registration under the Securities Act of 1933. Additionally, management intends to closely marshal and enforce its contractual relationships with all its models, and with the outside agencies with which Look Models shares bookings, and, therefore, fees.

ITEM 3.  CONTROLS AND PROCEDURES

     On November 25, 2002, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

     None.

     Item 5. Other information

     None.

     Item 6. Exhibits and Reports on Form 8-K

         Exhibit 99.1  Form 906 Certification

     Form 8-K disclosing a change in auditors was filed with the Securities and Exchange Commission on December 5, 2002. Form 8-K disclosing the acquisition of Look Models International, Inc. was filed with the Securities and Exchange Commission on December 5, 2002.

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




/s/Wolfgang Schwarz
--------------------------                      Dated: December 5, 2002
Wolfgang Schwarz
President, Director

/s/Uli Petzold
--------------------------                      Dated: December 5, 2002
Uli Petzold
Secretary, Director

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


5. The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  December 5, 2002

                                            /s/  Wolfgang Schwarz

                                            Principal Executive Officer,
                                            Principal Financial Officer,
                                            Principal Accounting Officer

                                                                   EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Kingsgate Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wolfgang Schwarz, President, Chief Executive Officer, and Chief Financial Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 12(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the Report.


                                            /s/ Wolfgang Schwarz

                                            Principal Executive Officer,
                                            Principal Financial Officer,
                                            Principal Accounting Officer

                                            December 5, 2002