Form 10KSB/A
period 2001-12-01
KINGSGATE ACQUISITIONS INC
filed 2003-02-11
CIK 1096141

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

        Statements of Cash Flows                                       F-6

        NOTES TO FINANCIAL STATEMENTS                      F-7 Through F-11

                          REPORT OF INDEPENDENT AUDITOR



To The Board of Directors and Shareholders of Kingsgate Acquisitions, Inc. (a development stage company)

     I have audited the accompanying balance sheet of Kingsgate Acquisitions, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the period from inception, September 28, 1999, through December 31, 2000 and for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kingsgate Acquisitions, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity, and cash flows for the period from inception, September 28, 1999, through December 31, 2000 And for the year end December 31, 2001 in conformity with generally accepted accounting principles.

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



                                /s/Thomas Monahan
                                 ----------------------------
                                 THOMAS MONAHAN
                                 Certified Public Accountant

Paterson, New Jersey
July 15, 2002

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                                  BALANCE SHEET


                                                     December 31,
                                                         2001
                                                      -----------
ASSETS

Current assets
  Cash                                                 $    1,529
  Escrowed funds receivable                                90,338
                                                       ----------
  Total current assets                                     91,867



     Total                                             $   91,867
                                                       ==========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accrued liabilities                                   $     500
                                                       ---------
 Total current liabilities                             $     500


Redeemable Common Stock                                  100,000

STOCKHOLDERS' EQUITY

  Preferred stock, $.001 par value;
   5,000,000 shares authorized;
   -0- shares issued and outstanding

  Common stock, $.001 par value;
  50,000,000 shares authorized;
  At December 31, 2001 there were 2,000,000
  shares issued and outstanding respctively.               2,000

  Additional paid-in capital                               6,215

  Deficit accumulated during the
  development stage                                      (16,848)
                                                       ---------
     Total stockholders equity                           (8,633)
                                                       ---------
     TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                           $  91,867
                                                       =========


                      See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                             STATEMENT OF OPERATIONS


                                   For the      For the     For the period
                                 Year ended    year ended   from inception
                                 December 31,  December 31, September 28,1999
                                     2000          2001     to December 31, 2001
                                 ----------      ---------  -------------------


Income                             $   -0-      $   -0-       $    -0-

Costs of goods sold                    -0-          -0-       $    -0-
                                     ------       -------     --------

Gross profit                           -0-          -0-

Operations:
 General and administrative          1,708       17,021         19,414
 Depreciation and Amortization         -0-         -0-           -0-
                                     ------     -------         -------

Total costs                          1,708       17,021         19,414

Other income
  Interest income                      888        1,656
                                     ------      -------
Total other income                     888        1,656          2,566


Net profit (loss)                   $ (820)    $(15,365)     $ (16,848)
                                    =======    ========      ==========



PER SHARE AMOUNTS:
  Net profit (loss) per common
   share outstanding - basic      $   (0.00)   $(0.01)
                                   =========    ======


SHARES OF COMMON STOCK
OUTSTANDING                       2,000,000 2,000,000
                                 ========== =========







                       See notes to financial statements.

                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS

                                     For the       For the       For the period
                                   Year ended     year ended     from inception
                                  December 31,   December 31, September 28,1999
                                     2000           2001    to December 31, 2001
                                   -----------    ---------- -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                            $(820)        $(15,365)      $  (16,848)
  Item not affecting cash flow
       from operations:
    Amortization                        -0-           -0-                -0-

    Accrued expenses                    -0-           -0-                 500
                                      -----         -------           -------
NET CASH USED IN OPERATING ACTIVITIES  (820)        (15,365)          (16,348)

CASH FLOWS FROM INVESTING ACTIVITY:
  Deferred offering costs                                             (11,785)
                                                                      -------
TOTAL CASH FLOWS FROM INVESTING
 ACTIVITIES                                                           (11,785)

CASH FLOWS FROM FINANCING ACTIVITY:
  Sales of redeemable
   common stock                      100,000                         100,000
 Sale of common stock                                                 20,000
                                   ---------                         -------
TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES                100,000                          120,000

Increase (decrease) in cash          99,180           (15,365)        91,867
Cash balance beginning of period      8,052           107,232           -0-
                                     ------            -------        -------
CASH, end of period                $107,232           $ 91,867       $91,867

SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:
  Cash paid for interest           $     -              $  -
  Cash paid for income taxes       $     -              $  -




                      See notes to financial statements.



                          KINGSGATE ACQUISITIONS, INC.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                              Deficit
                                                                            accumulated
                                                          Additional           during
                    Preferred   Preferred    Common    Common    paid in    development
                      stock       stock       stock     stock    capital       stage         Total
                     (shares)      ($)      (shares)     ($)      ($)          ($)            ($)
----------------------------------------------------------------------------------------------------
Sale of 2,000,000
shares of
common stock              0      $    0    2,000,000   $  2,000    $ 18,000               $ 20,000

Net profit (loss)                                                              $ (663)        (663)
----------------------------------------------------------------------------------------------------
Balance
December 31, 1999          0      $    0    2,000,000   $  2,000    $ 18,000    $ (663)    $ 19,337



Write off of deferred
offering expenses                                                   (11,785)               (11,785)

Net income (loss)                                                                 (820)       (820)
----------------------------------------------------------------------------------------------------
Balances
December 31, 2000         0      $    0    2,000,000   $  2,000      $6,215   $ (1,483)    $  6,732

Net income (loss)                                                                (15,365)   (15,365)
----------------------------------------------------------------------------------------------------
Balance
December 31, 2001        0      $    0    2,000,000   $  2,000      $ 6,215   $(16,848)   $ (8,633)




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

     The financial statements presented consist of the balance sheet of the Company as at December 31, 2001 and the related statements of operations and cash flows and stockholders' equity for the years ended December 31, 2000 and 2001 and cumulative amounts from inception.


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

Significant Concentration of Credit Risk

     At December 31, 2001, the Company has a concentration of its credit risk by maintaining deposits in one bank. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the insurance.


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

     The number of shares of preferred stock outstanding at December 31, 2000 and December 31, 2001 is $-0-.

NOTE 4 - REDEEMABLE COMMON STOCK


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

NOTE 6 - RELATED PARTY TRANSACTIONS

Office Facilities

     Rental of office space and use of office, computer and telecommunications equipment are provided by the President of the Company on a month to month basis at a monthly rental of $500 per month commencing with the sale of the units in the proposed offering until consummation of an acquisition. From the year ended December 31, 2001 , the accrual for rent is $-0-.

Officer Salaries

     For the year ended December 31, 2000 and 2001, no officer has received a salary in excess of $100,000 and no officer will receive a salary until the consummation of an acquisition.



NOTE 7 - RECONFIRMATION OFFER

     On August 16, 2000, the Company entered into a Securities Purchase Agreement, (the "Agreement") whereby the Company would issue 7,854,400 shares of common stock to former Sky E-Com shareholders in proportion to their share holdings. In addition, our founding stockholders were to transfer to Sky E-Com's stockholders 1,500,000 of their shares. Our founders were to continue to hold 500,000 shares, representing 4.6% of the combined entity. The Company's public stockholders hold 1,000,000 shares, representing 9.2% of the combined entity. The former stockholders of Sky E-Com were to own 9,354,400 shares of our common stock representing 86.2% of the combined entity.

     The acquisition was the subject of a prospectus for the reconfirmation of the offering and the election to remain investors.

     As Of December 31, 2000, the transaction had been rescinded.

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

                            Shares of Common
  Name/Address          Stock Beneficially Owned
  Beneficial        After Look Models Acquisition     Percent of
  Owner                  and sale of 1,000,000 shares        Class
                            In this Offering                 Owned

Wolfgang Schwarz (1)(2)
Passauerplatz #1,                 8,000,000                  64%
Vienna 1010, Austria

Nautilus Management (3)
Consulting GmbH
Gloriettegasse 29
1130 Wien
Austria                            1,600,000                 12.8%

AktienInvestor.com (3)
Consulting GmbH
Gloriettegasse 29
1130 Wien
Austria                               400,000                 3.2%



Ulrich Petzold
1410 West 24th Street
Miami, FL  33140-4523                 250,000                 2.0%

Total Officers and Directors       10,250,000                66.0%
(2 Persons after acquisition)

                                                                              50

(1) May be deemed "Promoters" as that term is defined under the Securities Act and are our only officers and directors.


(2) Mr. Wolfgang Schwarz owns 5,000,000 through Netizen, a Bahamian business organization located at Goodman's Bay, Corporate Centre, West Bay Street and Sea View Drive, P.O. Box CB-10976, Nassau, Bahamas. He owns 2,000,000 shares through Monti Fiduciaria S.A., Via Laizzari 2a,6(degree), Piano 6900 Lugano, Switzerland. He received 1,000,000 shares pursuant to the Kingsgate merger.

(3) Mr. Thomas Roeggla is a control person of Nautilus Management and Atkien Investor.com.

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




/s/Wolfgang Schwarz
--------------------------                      Dated: February 10, 2003
Wolfgang Schwarz
President, Director

/s/Uli Petzold
--------------------------                      Dated: February 10, 2003
Uli Petzold
Secretary, Director