Form 10-Q/A
period 2002-09-30
KINGSGATE ACQUISITIONS INC
filed 2003-02-11
CIK 1096141

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. NA

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 15, 2003, there are 12,500,000 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             KINGSGATE ACQUISITIONS, INC.
               SEPTEMBER, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

Special Note Regarding Forward Looking Information.....................   3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...........................................   4
Item 2. Management's Discussion and Analysis...........................  14
Item 3. Controls and Procedures........................................  23

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................  23
Item 2. Changes in Securities and Use of Proceeds......................  23
Item 3. Defaults Upon Senior Securities................................  23
Item 4. Submission of Matters to a Vote of Security Holders............  23
Item 5. Other Information..............................................  23
Item 6. Exhibits and Reports on Form 8-K...............................  23

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                          KINGSGATE ACQUISITIONS, INC.
                (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



                                               ASSETS
                        Current assets
                           Cash and cash equivalents                                    $           12,603
                           Trade accounts receivable, net                                          324,361
                           Inventories                                                             126,576
                           Prepaid expenses and other current assets                               216,839
                                                                                        ---------------------

                              Total current assets                                                 680,379
                                                                                        ---------------------

                        Property and equipment, net                                                 58,253
                        Intangible assets, net                                                     100,740
                        Deposit                                                                     16,281
                                                                                        ---------------------

                                                                                                   175,274
                                                                                        ---------------------

                        Total assets                                                    $          855,653
                                                                                        =====================


                                    LIABILITIES AND SHAREHOLDERS' DEFICIT

                        Current liabilities:
                           Trade liabilities                                            $          656,505
                           Accrued expenses and other current liabilities                          195,168
                           Advances payable, related party                                         747,117
                           Short-term borrowings                                                 1,678,536
                                                                                        ---------------------

                             Total liabilities (all current)                                     3,277,326
                                                                                        ---------------------


                         Commitments and contingencies:

                        Shareholders' deficit
                           Preferred stock, $0.001 par value; 5,000,000
                              shares authorized; none issued
                           Common stock, $0.001 par value; 45,000,000
                              shares authorized; 12,500,000
                              shares issued and outstanding
                                                                                                    12,500
                           Additional paid-in capital                                            3,117,988
                           Accumulated deficit                                                  (5,624,068)
                           Accumulated other comprehensive income                                   71,907
                                                                                        ---------------------


                             Total shareholders' deficit                                        (2,421,673)
                                                                                        ---------------------


                        Total liabilities and shareholders' deficit                     $          855,653
                                                                                        =====================



                 See notes to consolidated financial statements.


                                                     KINGSGATE ACQUISITIONS, INC.
                                       (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                              (UNAUDITED)


                                         Three                  Three                  Nine                    Nine
                                      months ended          months ended           months ended            months ended
                                   September 30, 2002    September 30, 2001     September 30, 2002      September 30, 2001
                                   -------------------   --------------------   --------------------    -------------------


       Sales                       $         244,349     $         206,546              $ 709,101       $         538,400
       Cost of sales                         (13,760)              (92,239)              (237,071)               (205,756)
                                   -------------------   --------------------   --------------------    -------------------

       Gross profit                           230,589              114,307                472,030                 332,644
                                   -------------------   --------------------   --------------------    -------------------

       Selling expenses                    (205,419)              (124,077)              (562,726)               (618,609)
       Administrative expenses             (213,162)              (762,714)              (505,364)             (1,106,018)
                                   -------------------   --------------------   --------------------    -------------------

                                           (418,581)              (886,791)            (1,068,090)             (1,724,627)
                                   -------------------   --------------------   --------------------    -------------------

       Loss from operations                                       (772,484)                                    (1,391,983)
                                           (187,992)                                     (596,060)
                                   -------------------   --------------------   --------------------    -------------------

       Other income (expense):
          Interest expense                  (34,947)               (11,749)               (82,510)                (33,651)
          Other, net                            779                  1,537                (27,128)                  3,101
                                   -------------------   --------------------   --------------------    -------------------

                                            (34,168)               (10,212)              (109,638)                (30,550)
                                   -------------------   --------------------   --------------------    -------------------


       Net loss                    $       (222,160)     $        (782,696)     $        (705,698)      $      (1,422,533)
                                   ===================   ====================   ====================    ===================

       Net  loss   per   share  -
       basic and diluted           $          (0.02)       $         (0.06)     $           (0.06)      $          (0.12)

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



                           KINGSGATE ACQUISITIONS, INC.
                (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                         AND COMPREHENSIVE INCOME (LOSS)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)



                                                                                       Accumulated
                                      Common stock       Additional                       other
                                                          paid-in      Accumulated    comprehensive
                                    Shares     Amount     capital       deficit        income (loss)         Total



Balances at January 1, 2002       12,454,625  $ 12,455  $ 2,922,249  $ (4,918,370)    $  305,397        $  (1,678,269)

Sale of common stock pursuant to
   private placements, net            45,375        45       45,739                                            45,784
Salary waived by CEO and majority
   shareholder                                                            150,000                             150,000
Comprehensive income (loss):
   Net loss                                                              (705,698)                           (705,698)
   Foreign currency translation adjustment                                              (233,490)            (233,490)
                                                                                                        --------------
Comprehensive loss                                                                                           (939,188)
                                 ----------  --------  ------------  ------------   ------------        --------------
Balances at September 30, 2002
   (unaudited)                   12,500,000  $ 12,500   $ 3,117,988  $ (5,624,068)   $    71,907        $  (2,421,673)
                                 ==========  =========  ===========  =============   ===========        ==============


Note:Shares of common stock have been retroactively restated to reflect the recapitalization of the Company resulting from the merger of Kingsgate Acquisitions, Inc. and Look Models International, Inc. which was completed on September 6, 2002 (Note 3) (unaudited).


                 See notes to consolidated financial statements.




                           KINGSGATE ACQUISITIONS, INC.
                (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
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

                           KINGSGATE ACQUISITIONS, INC.
                (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

3. Merger:


     On September 6, 2002, Look Models International, Inc. (LMI) the Company completed a merger with Kingsgate Acquisition ("Kingsgate"), a development stage corporation, organized on September 28, 1999 as a vehicle to acquire or merge with a business.


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



5. Property and equipment, net:


Property and equipment consists of:

                                                                                                        September 30,
                                                                                                          2002
                                                                                                        (unaudited)

     Office and computer equipment                                                                 $          115,313
     Less accumulated depreciation                                                                            (57,060)
                                                                                                   -------------------

                                                                                                   $           58,253
                                                                                                   ==================

6. Short-term borrowings:

Short-term borrowings consisted of:
                                                                                                         September 30,
                                                                                                             2002
                                                                                                          (unaudited)



Line of credit, interest of 6.00%; outstanding balance due in March 2003;
collateralized by the Company's receivables and guaranteed
by the Company's president                                                                                   $169,615

Line of credit, interest of 6.00%; outstanding balance due in March 2003;
collateralized by the Company's receivables and guaranteed by the
Company's president                                                                                           419,426

Line of credit, interest of 8%; outstanding balance due in March 2003;
collateralized by the Company's receivables and guaranteed by the
Company's president                                                                                           145,825

Overdraft on bank accounts                                                                                    943,670
                                                                                                   ------------------

                                                                                                   $        1,678,536
                                                                                                   ==================

7. Income taxes:

     The reconciliation between the effective tax rate and the statutory U.S. federal income tax rate is as follows:


                                                                           September 30,        September 30,
                                                                              2002                 2001
                                                                          (unaudited)          (unaudited)


Computed "expected" tax benefit                                                34.00%             34.00%
Operating losses for which a benefit
has not been recognized                                                       (34.00%)           (34.00%)
                                                                           -----------         ----------

                                                                           $       -           $       -
                                                                          ============        ===========

     At September 30, 2002 (unaudited), the Company's deferred tax assets are as follows:

                                                                                 September 30,
                                                                                     2002
                                                                                  (unaudited)


Net operating loss carry forwards (foreign)                                  $          773,103
Net operating loss carry forwards (U.S.)                                                838,051
Deferred tax asset valuation allowance                                               (1,611,154)
                                                                             -------------------

Net deferred tax assets                                                      $                -
                                                                             ====================


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


A summary of sales by country is as follows:

Nine months ended September 30, 2002 (unaudited)

                                                            Event-               Model
                                                          management          management           Cosmetics            Total


Austria                                                $         87,944    $        99,307                   -     $       187,251
United States of America                                         17,812                  -     $       100,451             118,263
Other countries                                                  97,241            306,346                   -             403,587
                                                       ----------------    ---------------     ---------------     ---------------
                                                       $        202,997    $       405,653     $       100,451     $       709,101
                                                       =================   =================   =================   =================
Nine months ended September 30, 2001 (unaudited)

                                                            Event-               Model
                                                          management          management           Cosmetics            Total

Austria                                                $         41,957    $       315,572     $         1,045     $       358,574
United States of America                                              -                  -                   -                   -
Other countries                                                 179,826                  -                   -             179,826
                                                       ----------------    ---------------     ---------------     ---------------
            Totals                                     $        221,783    $       315,572     $         1,045     $       538,400
                                                       =================   =================   =================   =================
Three months ended September 30, 2002 (unaudited)

                                                            Event-               Model
                                                          management          management           Cosmetics            Total

Austria                                                $         30,351    $        19,020                   -     $        49,371
United States of America                                          9,609                  -     $         1,997              11,606
Other countries                                                  36,565            146,807                   -             183,372
                                                       ----------------    ---------------     ---------------     ---------------
Totals                                                 $         76,525    $       165,827     $         1,997     $       244,349
                                                       =================   =================   =================   =================





Three months ended September 30, 2001 (unaudited)

                                                            Event-               Model
                                                          Management         management              Cosmetics            Total

Austria                                                $         14,974    $       137,713     $            75     $       152,762
United States of America                                              -                  -                   -                   -
Other countries                                                  53,784                  -                   -              53,784
                                                       ----------------    ----------------    -----------------   -----------------
Totals                                                 $         68,758    $       137,713     $            75     $       206,546
                                                       =================   =================   =================   =================

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

Liquidity and Capital Resources
-------------------------------


Working Capital, Debt and Liquidity.
------------------------------------


     Although Look Models had a shareholders' deficit as of September 30, 2002, of $2,421,673, Look Models believes that it will have the capital resources for the next twelve (12) months in order to operate its business due to:




     (1) Funding Commitment. The commitment from its President and majority shareholder to fund up to one-quarter (1/4) of Look Models' annual operating expenses for the 2002 financial year,


     (2) There are several trends and events that have, or are reasonably likely to have, a material impact on Look Models' short-term or long-term liquidity Look Models is currently negotiating to obtain financing from a private equity fund. Look Models believes that it is currently at the due diligence stage of these negotiations. Look Models is negotiating additional equity funding from foreign investors and has completed the combination with Kingsgate Acquisitions, Inc., which is expected to provide access to the U.S. capital markets. Additional funding is intended to increase both the short-term, and the long-term liquidity position of Look Models.

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


     (3) Look Models' internal and external sources of liquidity are as follows:

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

     (4) Non-Cash Expenses. As reflected in the Statement of Changes in Shareholder's Deficit and Comprehensive Income there are charges associated with the Kingsgate transaction and for payments made using stock that are reflected in the administrative expenses. These expenses are primarily professional and other fees relating to the transaction, including fees necessary to provide adequate documentation of international contracts and agreements, developing its licensing and brand extension business, negotiations with Kingsgate, etc.

     (5) Deferred Repayment. The President and majority shareholder of Look Models has deferred repayment of loans due to him for one (1) year, or until Look Models returns to profitability, or is successful in securing follow-on financing. An example of follow-on financing that would be used to repay Mr. Schwarz' loan is through warrant exercise. If this offering is fully subscribed, there will be 2,000,000 warrants outstanding. Upon exercise of these 2,000,000 warrants, Look Models will receive gross proceeds of $3,500,000. We intend to use 25% of the warrant proceeds to pay outstanding officer loans and 75% of the warrant proceeds for marketing our cosmetics and accessory lines. There can be no assurance that the warrants will be exercised or that Look Models will return to profitability. Mr. Schwarz has not guaranteed the extension of this loan and could, potentially, seek some loan repayment out of revenues generated.



     (6) Lines of Credit and Overdrafts. Look Models has the following lines of credit from Tiroler Sparkasse Bank, Austria:




     At September 30, 2002 short-term borrowings consisted of:

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

Business
--------

Planned Acquisitions
----------------------


     As Look Models believes it would be more cost effective to acquire existing agencies in certain markets, rather than to open up new offices in said markets. Look Models plans to form strategic alliances, through either commission agreements or acquisitions of modeling agencies in some of the world's modeling centers, such as New York, London, Paris, Milan, and Munich. Look Models may also seek to purchase companies, or assets that will benefit, or assist its production and distribution capabilities in its cosmetics business. Look Models intends to use its stock, in large part, to finance these acquisitions. Look is not currently involved in negotiations to acquire any agency.


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




Date:  February 10, 2003

                                            /s/  Wolfgang Schwarz

                                            Principal Executive Officer,
                                            Principal Financial Officer,
                                            Principal Accounting Officer
                                       25

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

                                            February 10, 2003