Form 10KSB
period 2002-12-31
KINGSGATE ACQUISITIONS INC
filed 2003-04-16
CIK 1096141

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission File Number 333-99419

                          Kingsgate Acquisitions, Inc.
                (as successor to Look Models International, Inc.)
                         ------------------------------
                             (Name of small business
                             issuer in its charter)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year. $1,146,849

The aggregate market value of the voting stock held by non-affiliates of the registrant is $3,000,000.

As of December 31, 2002 there were 12,500,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                                   TABLE OF CONTENTS

Item Number and Caption

PART I

ITEM 1. Description of Business............................................... 2

ITEM 2. Description of Properties.............................................16

ITEM 3. Legal Proceedings.....................................................16

ITEM 4. Submission of Matters to a Vote of Security Holders...................16

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters..............16

ITEM 6. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................17

ITEM 7. Financial Statements................................................. 32

ITEM 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Matters..................................... 33

PART III

ITEM 9. Directors and Executive Officers..................................... 34

ITEM 10. Executive Compensation.............................................. 35

ITEM 11. Security Ownership of Certain Beneficial Owners
         and Management...................................................... 37

ITEM 12. Certain Relationships and Related Transactions...................... 38

ITEM 13. Exhibits and Reports on Form 8-K.................................... 38

          ANNUAL REPORT ON FORM 10KSB FOR KINGSGATE ACQUISITIONS, INC.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2002 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

                          Kingsgate Acquisitions, Inc.
                                     10-KSB
                                December 31, 2002
                                     PART I

Item 1. DESCRIPTION OF BUSINESS

History of our company
----------------------

     We were organized on September 28, 1999 as a blank check company, which is essentially a vehicle to pursue a business combination. We offered our securities to the public pursuant to Rule 419 and closed our offering, raising proceeds of $100,000 on July 27, 2000. After we closed our offering, we located Sky E-Com, a company our management believed to be a suitable acquisition target, entered into an agreement to acquire it and filed a post-effective registration statement documenting the transaction. However, after receiving comment from the Securities and Exchange Commission that Sky E-Com was an unsuitable target as it might not be considered to be an operating business, we terminated the transaction. After this transaction was terminated, our officers and directors continued their search for an acquisition candidate. In early July 2001, we learned of an international modeling agency that was seeking to be a public company. Negotiations were commenced and an initial securities purchase agreement between the parties was signed on July 25, 2001. None of our officers or directors had any preliminary contact or discussions with any representative of Look Models regarding a business combination until subsequent to the close of our offering.

     Rule 419 required that we complete an acquisition within eighteen months of the effective date of our registration statement. As we were unable to complete an acquisition within this time frame, we were required to refund the balance of our escrow account to our investors. In accordance with Rule 419, we utilized 10% of the proceeds of our offering ($10,000) for expenses relating to updating our financial statements, and preparing our first post-effective amendment. Pursuant to our escrow agreement with Chittenden Bank, we advised Chittenden to refund the balance of our escrow agent to our investors, and Chittenden Bank has advised us that it did so on March 20, 2002. We deregistered our company on September 6, 2002. We completed our acquisition of Look Models on September 6, 2002. Our acquisition provided the following:

o All issued and outstanding shares of common stock of Look Models were exchanged for an aggregate of 10,500,000 of our shares of common stock, in proportion to the holdings of the Look Models stockholders. In addition, our founding stockholders transferred to Wolfgang Schwarz, 1,000,000 of their shares. The former stockholders of Look Models now own 11,500,000 shares of our common stock representing 92% of the combined entity.

o Our founders transferred a portion of their shares to the following parties in consideration of various services. R. Scott Barter acted as a finder for this transaction. The founders will have transfered 125,000 shares of their founders' stock to him. Jack Rubinstein acted as a finder for this transaction and will act as advisor to the company in respect to locating key executives and strategic alliances as well as in the provision of product marketing advice. The founders have will transfered 125,000 shares of their founders' stock to him. Mr. Richard Cohen acted as a finder for this transaction and will act as an advisor to the company in connection with the management and marketing expertise gained from his business experience, including but not limited to his service as the former president of General Media, Inc. The founders have will transfered 125,000 shares of their founders' stock to him.

Accounting Treatment

     Although we are the parent corporation, for accounting purposes, our acquisition of Look Models has been treated as the acquisition of us by Look Models. This is known as a reverse acquisition and a recapitalization of Look Models. Look Models is the acquirer for accounting purposes because the former Look Models stockholders received the larger percentage of our common stock and voting rights than our prior stockholders. The fiscal year has remained the same as both our company and Look Models have the same fiscal year, December 31.

Description of the Business of Look Models International, Inc.
--------------------------------------------------------------

     In 1986, Mr. Wolfgang Schwarz, president, chief executive officer and chairman of the board of Look Models International, Inc. and its subsidiaries, formed an Austrian company under the name Wolfgang Schwarz Sport- und Kultwveranstaltungen GmbH, Vienna. This company later changed its name to Look Eventmanagement GmbH, and is now a wholly owned subsidiary of Look Models International. In 1986, the company started the Look of the Year contest in Austria and Hungary, and achieved considerable success with that concept. In 1989, Mr. Schwarz and John Casablancas of the Elite Modeling Agency in New York, one of the leading model agencies in the world, agreed to develop the Look of the Year contest in 18 countries in Central and Eastern Europe. This Eastern European venture with Elite Modeling Agency ended on good terms in 1999.

     From 1994 to the present, Mr. Schwarz has built Look Models into a European contest platform and modeling agency, while continuing to discover and promote new faces. He has helped discover top models like Teresa Maxova, Nina Moric, Svetlana, Tatjana Dragovic, Natasa Vojnovic, Kristina Chrastekova, Viera Shottertova and others, and has launched the careers of many others. Look Models currently represents high profile models, such as Naomi Campbell, Linda Evangelista, Karolina Kurkova and Viera Shottertova, Ana Beatriz in Europe, as well as many rising stars. Mr. Schwarz has formed several affiliated companies through which he operates the following businesses:

     o a modeling agency,

     o a talent scout and talent development business,

     o a promotional event management and event licensing business, and

     o a product development and distribution business.

     The corporate structure of Kingsgate Acquisitions, Inc. (successor to Look Models International, Inc.) and its affiliates is as follows:

                   ------------------------------------------

                          Kingsgate Acquisitions, Inc.
                                  Delaware, USA
                    -----------------------------------------
                                      100%
                                  ------------
                    -----------------------------------------
                         Look Models International, Inc
                                  Delaware, USA
                    -----------------------------------------
                                      100%
                                   -----------
                    -----------------------------------------
                              Fordash Holdings Ltd
                                     Bahamas
                    ----------------------------------------
                                      100%
                              ---------------------
                    -----------------------------------------
                            Look Eventmanagement GmbH
                                 Vienna, Austria
                    -----------------------------------------

          -------------------------------------------------------------
                  100%                                        100%
     -------------------------------------- -------------------------------
   Look Model Management GmbH                     Look Model Management spolsro
          Vienna, Austria                                Prague, Czech Republic
--------------------------------------------------------------------------------


     Look Models International, Inc. is a holding company that was organized under the laws of the State of Delaware on June 12, 2000. On September 26, 2000, Look Models acquired all the issued and outstanding stock of Fordash Holdings Ltd., a Bahamian holding company organized in July 1999 and 100% owner of all Look Models affiliates. As originally intended, Mr. Schwarz wanted an equity partner who would share in the company's operations, fund-raising and management. Mr. Schwarz anticipated that Look Models would be used as the vehicle to accomplish this goal, that the interests would be divided up and that as a bonus, Mr. Schwarz through Fordash would receive an equity distribution of one million dollars. This transaction was terminated and Mr. Schwarz extinguished the $1,000,000 payable having determined that it was not in the best interest of the company to take a distribution at that time. Instead, the transfer was treated as a recapitalization, as the shareholders of Look Models acquired all the stock of Fordash. In addition, Mr. Schwarz determined that a Delaware holding company would be a good vehicle through which to enter the U.S. equity marketplace. On September 6, 2002, Look Models became our wholly owned subsidiary.

     The remaining elements of the Look Models' family of companies are as follows: Fordash owns all the issued and outstanding stock of Look Eventmanagement GmbH, an Austrian company organized in 1986 under the name Wolfgang Schwarz Sport- und Kultwveranstaltungen GmbH, Vienna. Look Eventmanagement owns all the issued and outstanding stock of two companies, Look Model Management GmbH, an Austrian company, 1975 and Look Model Management spol sro, 1998 a Czech Republic company.

Operations of Look Models
-------------------------

     Look Models and its  subsidiaries  operate its business in three  segments:
Event Management, Model Management and Product Development and Distribution.


1.   Event Management:

     Look Eventmanagement GmbH operates an event management and model scouting business. It sources new models and organizes model search and contest events. These events are sponsored by a wide variety of companies, including hotels, manufacturers and national airlines. Examples of companies that have provided sponsorship for our events are , such as Hilton Hotels, Timex and Austrian Airlines. Our events and are attended by agents and industry professionals in the hope of signing on new models. The selected models' contracts are signed through Look Model Management. In addition to hosting these events itself, Look Eventmanagement licenses to third parties the right to operate these events, and obtains a license fee and continued royalties pursuant to such licenses.


     Prior to the year 2000, Look Eventmanagement and its predecessor company, acted as a licensee of Elite Model Management. As a licensee, it organized approximately 150 events in 27 countries in Central & Eastern Europe. It granted sub-licenses to local organizers and generated sponsorships and license fees for the years 1997, 1998 and 1999 as follows: In 1997, gross revenue from sponsorships was $55,700 with net income to the Look Eventmanagement of $22,800. In 1998, gross revenue from sponsorships was $125,700 with net income to the Look Eventmanagement of $50,280 and gross revenue from license fees was $86,600 with net income to the Look Eventmanagement of $69,280. In 1999, gross Revenue from sponsorships was $297,560 with net income to the Look Eventmanagement of $119,024 and gross revenue from license fees was $155,600 with net income to the Look Eventmanagement of $124,000. We have filed samples of agreements from the past.

     Our license with Elite ended January 2000. Look decided to develop brand awareness for the "Look" name, its products, and its business model.
Accordingly, Look, through Look Eventmanagement, launched a new event, "Look Models Search" instead of "Elite Model Look". Look Eventmanagement organized national and international model search and contest events. Initially, the company funded the majority of these events itself, in order to enhance its reputation and build its brand. Look Models intends to generate continued revenue from these relationships by entering into licensing agreements and sponsorship deals. Each license is limited as follows: (i) Geographic limitations (by country), (ii) Number of events (one event per year) (iii) Duration (one year with option for two more years) (iii) Adherence to strict guidelines regarding quality in order to protect our image and the Look brand. Such guidelines include: Look having the right to approve over each sponsor, Look having the right to review and approve all advertising, use of Look logos and adherence to Look guidelines for the proper attire for the model and way in which the event is presented.

     The licensing deals are promoted by word of mouth and are targeted towards companies with expertise in event promotion. Look has entered into approximately ten license agreements to date. The license is limited to a country and the term of the license is one year. Licensees organize the model search and contest events with the guidance and under the oversight of Look Eventmanagement. The structure of a licensing deal is that Look Eventmanagement is paid an initial licensing fee between $15,000 and $50,000 and retains a portion of the Revenue generated from sponsors of the events. For the year 2000, we derived an aggregate of $135,937 in event fees (12.63% of gross revenue), $113,952 was generated through sponsorship fees and $21,985 through licensing fees. For the year 2001, we derived an aggregate of $107,609 in event fees (8.81% of gross revenue), $7,267 was generated through sponsorship fees and $100,342 through licensing fees. For the year 2002, we derived an aggregate of $41,056 in event fees (5.79%), $38,969 was generated through sponsorship fees and $2,086 through licensing fees.

     The role of the sponsor is to finance the event. The sponsors finance these events in order to gain media attention and consumer support. They gain advertising space, are included in a promotional package prepared for the event and gain Internet coverage on the Look website. Typical terms of a contract with a sponsor would state that the sponsor would provide financing for the event. Generally, there are tiers of sponsorship, ranging from 40% to 100% of the cost of the event from prominent sponsors, down to much lesser amounts from smaller sponsors. Print space, as well as Television and Internet coverage and air-time granted is allocated in accordance with amount paid by the sponsor. Local events range in cost from $100,000 to $150,000. The International Final costs between $350,000 and $500,000. The financing from the international sponsorships is paid directly to Look Eventmanagement. Upon receipt, we pay over 50 to 70 % of this amount to the licensee. We retain the remainder as our income. The financing from local (the country of the event ) is paid directly to the licensee. Look Eventmanagement is paid a commission of between 10 and 30% of the total amount.

     In the event marketing, licensing and sponsorship businesses, Look Models targets companies with expertise in event marketing, and is focusing its efforts to sign up licensees in major European markets. In 2002, Look Models through Look Eventmanagement targeted several countries in which it has already developed strategic licensing relationships. Look Models currently has licensed relationships with ,Look licensees in including Slovakia, Czech Republic, Hungary, Turkey, Portugal, Poland, Ukraine, , Luxemburg, Romania and the Baltic nations. Look Models also intends to solicit franchises in these countries for the Look and Catwalk branded products. In addition, the event management company is designing a new, worldwide Internet oriented model contest in order to further generate revenues through licenses and sponsorship fees. The purpose of the Internet oriented model contest is to be a virtual scout for Look Models. Management of Look Models believes that a worldwide Internet oriented model contest will open up a worldwide venue for its search for modeling talent. A young model in any far off country will be able to scan a picture of herself onto the Look Models web-site and be included in our model contest. In addition to the model gaining access to a professional search event without incurring the expense of travel, we believe sponsors will look upon this as a worldwide venue for their advertising promotions.

     The model search and contest process also provides Look Models with a steady stream of young models that join its portfolio of faces for future placement. We believe our core markets of eastern and central Europe are currently the biggest sources for new modelling talent. Our belief is evidenced by current trends such as the current VH-1 model of the year Karolina Kurkova from Czech Republic as featured by American Vogue and as currently represented by our company in Europe. In addition top designers like Chanel, Louis Vuitton, Nina Ricci, Gucci and Prada have all chosen Eastern European models for their campaigns.

2.   Model Management:

     Look Model Management GmbH ("Look Model Management") operates a model agency in Austria, and through offices leased by Event Management, it operates model agencies in Bratislava and Slovakia. Look Model Management spol sro operates a model agency in the Czech Republic ("LMM Czech"). These Companies, like the rest of the industry, contract with models and place them at other agencies around the world as well as directly with clients, such as public relations firms, cosmetics and clothing companies, fashion event organizers, consumer goods companies, the media, airlines, and so forth. Examples of other agencies with which Look Model Management has contracts and has placed models include: Wilhelmina, Ford, IMG, Vision and Elite. Examples of clients which with Look Models Management has contracted for the direct placement of models are Nina Ricci Paris, Chanel, Mango, Grey Worldwide, Unilever and P&G.

     The revenue that Look generates from its model agencies generally mirrors the following formula, which is industry standard. Look, like other model agencies, books models in two different ways. It can book the model directly with a client. In this case Look earns between 40 and 45 % commission, 20 to 25% of the modeling fee from the model and 20% of such fee from the client. Look`s models can also be booked through another agency. Where Look's models are booked through other agencies, the two agencies enter into a commission agreement. Examples of agencies with which Look Model Management has commission agreements according to the following terms include: Wilhelmina, Ford, IMG, Vision and Elite. Pursuant to these commission agreements, the two agencies share fees as follows: for local bookings (meaning the locality where the other agency exists), Look receives a commission of 10 % from the model's gross fee and the other agency receives a commission of 30% of the model's gross fee. Where there is an international campaign, such as a worldwide advertising campaign for a fashion designer or internationally recognized brand such as Levis, the commissions is split between. The fee paid to us pursuant to the commission agreement is called the mother agency fee.

     For the year 2000, we derived an aggregate of $860,849 in model bookings $409.438 of which were our commission fees. $752,352 (87.4%) of these bookings (300,940) (73.5%) of our commission fees) was generated through the placement of models directly with clients and $108,497 (12.6%) of these bookings (108,497 (26.50%) of our commissions) was generated through commission agreements with other agencies. For the year 2001, we derived an aggregate of $443,848 in model bookings $273,250 of which were our commission fees. $284,329 (64.06%) of these bookings (113,731 (41.62%) of our commission fees) was generated through the placement of models directly with clients and $159,519 (35.94%) of these bookings (159,519 (58.38%) of our commissions) was generated through commission agreements with other agencies. For the year ended December 31, 2002, we derived an aggregate of $ 582,401 in bookings, $ 329,639 of which being our commission fees, $ 443,545 (76.16%) in bookings ($ 190,783 (57.87%) in our commission fees)
was generated through the placement of models directly with clients and $138,856 (23.84%) ($ 138,856 (42.12%) in our commission fees) was generated through commission agreements with other agencies.

     Currently, Look Models through Look Model Management and LMM Czech, LMM Bratislava, LMM Belgrade and its franchisee Mango Models Warsaw has contracted with approximately 350 models worldwide, which it books directly through all the Look branches and places them worldwide through other agencies pursuant to commission sharing arrangements. The amount of revenues generated by business from Austria was $912,541 in 2000 (75% of total revenue), $466,141 in 2001 (43%
of total revenue) and $242,914 in 2002 (21% of total revenue). The rest was international income. Look Models currently represents high profile models, among others , such as Naomi Campbell, Linda Evangelista, Karolina Kurkova, Ana Beatriz, Isabeli, Viera, Natasa Vojnovic in Eastern and Central Europe, including Austria, Slovakia, Hungary, Czech Republic, Poland, Germany, Yugoslavia. LMM has booked Ms. Campbell's services approximately five times. LMM has booked Ms. Claudia Schiffer services's approximately four times and Ms. Evangilista's services approximately three times. Generally, Look Models through Look Model Management have derived an approximate aggregate of 20% of their total revenue from bookings of the high profile models. Although no assurance can be given, Look expects to continue to offer services to such high profile, established models. However, Look Models' strategy, through Look Model Management is to invest in the future of young models in the hope that it will benefit when these models develop in their careers. Until today Look founded and built the careers of young top models like: Kristina Chrastekova, Anna Tokarska, Viera Schottertova, Petra Kvapilova, Alzbieta Syrovatkova, Barbara Temova and many others. However, no assurance can be given that Look Models will ever receive a return on its investment in a significant number of its models due to a variety of factors. Some factors include changing consumer tastes, personal difficulties of the models, emotional inability to perform in the modeling world, lack of modeling assignments, economic downturns and more affordable replacements for models.

     Look Models has constructed what it believes to be the first Internet portal with a copyrighted proprietary software that enables worldwide bookings online. The website has been operational since July 2002. Look Models utilizes the booking portal as an additional avenue to find new talent and as a way to book this talent with all its traditional clients. Look Models has digitized photographs, biographies and booking calendars for its modeling talent. Other modeling agencies as well as direct clients can apply for a code that will enable them to gain access to the models' files. The potential clients will be able to select a model, access her calendar and directly book the model's services through her online calendar. Time and money associated with travel, scheduling and meetings can be thereby greatly reduced. Look Models believes that the savings of time and money as well as the convenience of online booking will provide increased bookings and thereby increased revenues for Look Models. The web-site is located at www.link2look.com. Look Models intends to use its portal web-site aggressively and, while no assurance can be given, believes, based on cost and time savings, that this global booking structure is the future of the business. Clients have already taken advantage of utilizing Look Models' new software such as Nina Ricci, Paris, Grey Worldwide, TRIUMPH international, Chanel, many mail order companies and the major fashion magazines, such as Vogue, Elle, Glamour and Marie Claire. In 2002, 76.16% ($ 443,545) of the overall Model Management's revenue ($ 582,401) resulted from international bookings. Management anticipates that our unique Internet portal booking software to help increase international bookings as it allows our models worldwide to exchange information with partner agencies. The software allows the Company to enhance model movement activities and to create demand in those markets where the software permits the direct booking of models. Although we are just beginning to utilize our software, model management revenues increased by more than 55% in 2002 compared to 2001. Look Models considers the Internet portal to be a competitive advantage that will significantly increase future bookings.

     In addition, part of Look Models' business plan is to form, acquire and/or develop strategic relationships with other model agencies in the world's top markets. This strategy involves seeking out other model agencies with solid organizations and good reputations that enable them to place models with top commercial clients. In November 2002, Mr. Schwarz executed a contract to acquire Munich Models GmbH, a privately owned German model agency. This contract was subsequently terminated by the parties. We are not currently involved in a negotiation to acquire any other agency.

     It is already standard in the industry to form affiliations with other model agencies pursuant to commission agreements. We will continue to develop these affiliations as well as attempt to acquire certain agencies where there are strong synergies between the parties and we believe it to be an economically sound move. While Look Models is not currently in negotiation to acquire any agency, Look Models anticipates that additional acquisitions could be made through an exchange of stock with the target, or if funds are required, such funds would come out of revenue or working capital, if available, or could be raised through subsequent offerings. These relationships would allow Look Models to place its local talent at larger international agencies, and potentially increase its Revenue revenue generation. Look Models believes that combined with its Internet booking services, such strategic relationships will give it an increased share of the global marketplace. The Internet booking services have been operational since July 2002 and allows our models worldwide to exchange information with partner agencies. Look Models considers the Internet portal to be a competitive advantage that will significantly increase future bookings.


3.   Licensing.

     Look Models licensed the use of its name to a restaurant, known as the "Look Bar" from which it derived an annual license fee in the amount of $7,267. While the fee was subject to increase in successive years, Look terminated this license on October 10, 2002 as the Look Bar was not promoting the image Look wants to project. However, Look will seek other similar relationships. Look intends to seek other suitable licensees of Look Bars. In addition to filing trademark applications to extend its trademark protection to the name "Look Bar". Look Models intends to further protect the use of its name and image through a License Agreements.

4.   Product Design and Distribution:

     Look Models is currently designing a line of cosmetic products, lingerie and accessories under the brand names "Look" and "Catwalk" aimed at the young female market worldwide. Look Models works with Uli Petzold, an internationally renowned designer who is a director of Look Models, in the creation of these products. Look Models has applied much of its 1999, 2000, 2001 and 2002 revenues to finance its product line and web site development, as management believes this is a good investment in future revenue production. Look Models has already begun distribution of perfume, eau de toilette, body milk, body splash and perfume towelettes and has produced 35,000 units of the fragrance and cream products, and 500,000 promotional perfume towelettes. The manufacture of the products we select and design is outsourced. Our cosmetic and fragrance products are currently being distributed on a non-exclusive basis in Austria on a non-exclusive basis by Douglas Parfumerie, a purveyor of fragrances and cosmetics that has approximately 800 locations in Europe, and one store in the US, located at Grand Central Station in New York. To date, our non-exclusive distribution arrangement with Douglas Parfumerie is limited to Austria until such time as we authorize otherwise. We distribute our products in Czech Republic and Slovakia through Fann, a.s. on a non-exclusive basis. Our non-exclusive contract with both Douglas Parfumerie and Fan provide the following: We have approval rights over their methods of distribution and presentation of our product. The contract has an indefinite term subject to a right of termination by either party upon 90 days written notice. Both companies charge industry standard mark-ups on our products.

     Look Models is currently developing aromatherapy, sunscreen, and what it believes to be very trendy items oriented towards the modeling industry. This division is developing lingerie, outfits for sports and leisure, swimsuits, beachwear, travel and cosmetics bags, and other items that it believes models favor and that will be desirable to the young female population. Look Models has developed four sample collections of "cult items" such as leather jackets, caps, model backpacks, workout outfits and lingerie. However, this collection is not yet in production.

     Look Models has negotiated a deal with Coty Beauty, a division of Coty, to develop a fragrance line under the Pret-a-Porter brand. The parties are finalizing a written license agreement. Look Models has received a letter dated March 28, 2003, from Massimillano Ferari, Marketing Director of Coty Beauty confirming Coty's intent to finalize their agreement with Look Models.

     On November 15, 2001, Look Models entered into a five year, renewable International Production and Distribution Agreement with Dialpack, Inc., a German corporation, pursuant to which it has obtained, among other things, the worldwide right to promote and distribute a patented cosmetics dispenser under our Look Models and Catwalk labels. The product is a two cartridge dispenser that can adjust the amount of filler dispensed from each cartridge with the turn of a dial. Look Models intends to distribute a line of sunscreen products in this dispenser that can deliver any range of sun protection factor (SPF) by dialing the front of the container. It also anticipates distributing a foundation makeup that can range in shade according to a turn of the dial.

     Pursuant to the agreement, Look Models will also act as Dialpack's exclusive distributor in Eastern Europe for all uses of the product and in the rest of the world for model-related uses and for products under the Catwalk label. The agreement contains a right of first refusal on behalf of Look Models, such that in the event that Dialpack receives an offer to sell or determines to sell its company, the product line or the patents underlying the product line, then Look Models shall have the right of purchase at the same price and terms as has been offered to Dialpack. The agreement between Look Models and Dialpack can be terminated in the event a party is declared bankrupt, is subject to liquidation or dissolution. The agreement is terminable by Look Models if Dialpack distributes a similar product into the Look Models' market and Look Models is protected by a non-circumvention clause. The agreement is terminable by Dialpack if Look Models fails to promote the product, fails to sell agreed to minimum quantities of the product or promotes or distributes the product in certain territories under non-model-related labels or labels other than Catwalk. Failure to reach minimum purchase requirements of 300,000 units will result in termination of the agreement. Look has purchased 200,000 units and was required to purchase an additional 100,000 prior to the end of this year in order to reach its minimum purchase requirement. Look has not purchased this last 100,000 units as a result of negotiations a dispute between Dialpack and Look Models regarding the non-circumvention and termination clauses in the contract and the purchase requirements by Models Prefer as discussed below. Look has alleged that Dialpack has breached its non-circumvention clause. Dialpack has not yet but may terminate the contract as a result of Look Models refusal to purchase the minimum purchase requirement. The parties are currently in discussion about potential breaches. No formal legal action has yet to be commenced by either party. Look Models is currently considering its legal remedies but has not yet decided on its course of action. As fees generated under this agreement are not guaranteed, they and may be significantly less if the minimum purchase requirements are not met.

     As a result of the agreement with Dialpack, on December 5, 2001 Look Models entered into a three-year Product Distribution Agreement with Models Prefer, Inc., a Connecticut corporation. Look Models and Models Prefer are not affiliated. Under this agreement, Look has granted exclusive North American distribution rights for the distribution of a moisturizing make up, or other such products, in the Dialpack dispenser so long as it meets pre-set milestones. The agreement grants distribution rights in the United Kingdom as well, but only with respect to sales made through QVC. Models Prefer anticipates marketing its products over televised distribution channels, such as QVC. In addition, the agreement provides minimum purchase requirements on the part of Models Prefer to maintain distribution rights as well as pre-set purchase milestones in order to maintain exclusivity. Models Prefer's failure to reach minimum purchase requirements may result in termination of the agreement. Thus, fees generated under this agreement are not guaranteed and may be significantly less if the minimum purchase requirements are not met. The minimum purchase requirement for year one (December 1, 2001 to November 30, 2002) was hundred thousand (200,000) units, which was met. We began distribution and have delivered the Dialpack product to Models Prefer. The minimum purchase requirement increased in year two (December 1, 2002 to November 30, 2003) to three hundred thousand (300,000) units. According to the contract between the parties, by December 1, 2002, Models Prefer was required to purchase one hundred fifty thousand (150,000) units. This requirement has not been met. Although the contract is still in force, Models Prefer has notified Look Models that it will not be purchasing additional products in the immediate future. The parties are currently in discussion about potential breaches. Look Models is seeking to ensure that the non-circumvention provision of its contract with Models Prefer has not been breached. No formal legal action has yet to be commenced by either party. Look Models is currently considering its legal remedies but has not yet decided on its course of action. The minimum purchase requirement increases in year three (December 1, 2003 to November 30, 2004) to four hundred thousand (400,000) units. The requirement to maintain exclusivity for year one is the purchase of four hundred thousand (400,000) units by July 1, 2002. The requirement to maintain exclusivity for year two is the purchase of six hundred thousand (600,000) units by June 1, 2003. The exclusivity purchase requirement for year three is the purchase of eight hundred thousand (800,000) units. The agreement also contains a non-circumvention provision on the part of Look Models prohibiting it from having dealings with any vendor, producer, supplier and/or distributor of the dispenser.

     The company also intends to build value in its brand names so that it can license its brand name to other manufacturing and distribution companies. Look Models may form a wholly owned subsidiary to conduct these operations.

Distribution methods of the products or services
-------------------------------------------------

     Through Look Eventmanagement, a scouting network is utilized to source and contract with the models. Look Eventmanagement's employee's and independent contractors travel to various events to find new models. They call, write and meet with various companies to sponsor these events and to license the right to hold Look Model contests.

     Look Models presently distributes its cosmetic products through Douglas Parfumerie and FANN. It will seek the services of other distributors as well as use its in-house staff and its president to market its products to large cosmetic companies, department stores and catalogue companies.

     Look Models has negotiated a deal with Coty Beauty, a division of Coty, to develop a fragrance line under the Pret-a-Porter brand. The parties are finalizing a written license agreement. Look Models has received a letter dated March 28, 2003, from Massimillano Ferari, Marketing Director of Coty Beauty confirming Coty's intent to finalize their agreement with Look Models.

     Look Modelmanagement booking agents use phone, fax, in person meetings and the Internet to place models with other agencies as well as directly with clients.

     Look Models also anticipates utilizing its web-site as a distribution tool to market is products as well as place its models.

     Look Models also intends to build value in its brand names in order to build sales and attract sponsors and licensees. Its model contests have been televised in many countries such as Poland, Germany, Romania, Czech Republic, Slovakia, Serbia, Portugal, Austria, Hungary and many others. The international final for 2000 took place in Vienna, Austria and for 2001, in Istanbul, Turkey. The 2002 final shall take place in Prague, Czech Republic. We are planning additional events contemplating "fashion days" that will focus on local and international designers and will culminate in a world-wide event.

Competition
-----------

Event and Model Management:

     Both our event management and model management sectors are dependent upon the modeling business. The modeling business is highly competitive, globalized and fragmented, and is also subject to changing demands and preferences. In the modeling industry, there is a low capital requirement to begin operations, and consequently Look Models has estimated that there are over twelve thousand (12,000) modeling agencies worldwide. There is a high cost to the clients for use of models, and the fixed costs tend to be uniform worldwide. There is often little loyalty between models and agencies, and reputation and local connections are some of the key factors that distinguish agencies. There is no barrier to the over twelve thousand modeling agencies worldwide to enter into event promotion as a way to find new talent and to generate different sources of revenue.

     In  the  case  of  Look   Eventmanagement,   our  competitors  in  modeling
competitions are Ford, Elite and Metropolitan.

     Look Modelmanagement is a small player in the direct placement of modeling talent. However, we believe that our Internet booking portal will expand our capabilities in different marketplace. In addition, while Look is a competitor in the modeling business, it is also a supplier.

     We face intense competition with respect to marketing our own brand of fragrance, cosmetic items and health and beauty aid products. We compete with major health and beauty aid companies, as well as fragrance and cosmetic companies who have well-established product lines, spend large sums for advertising and marketing and have far greater financial and other resources than we do. We also compete with these companies for shelf space and product placement in various retail outlets. The distribution of health and beauty aid products is also extremely competitive. We compete with pharmaceutical wholesalers that carry health and beauty aid products, as an accommodation for their customers. Many of these wholesalers have greater financial and other resources than we do.

     The apparel industry is highly competitive and fragmented, and is subject to rapidly changing consumer demands and preferences. We believe that our success will depend in large part upon our ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner and upon the appeal to consumers of the Look and Catwalk brand image. We will compete with numerous apparel manufacturers and distributors and several well-known designers. Many of our competitors have greater financial resources than we do. Although the level and nature of competition differ among our product categories, we believe that we will compete on the basis of our brand image, quality of design, workmanship and product assortment.


Sources and availability of raw materials
-----------------------------------------

     Look Models relies on its scouting network to source new faces and contract with these models. Approximately 50% of our scouts are exclusive and 50% are freelance. No scouts can sign contracts on behalf of Look Models or its affiliates. Look Models negotiates fees separately with each of the scouts. Generally, a scout will receive a 5% fee of the client bookings for a limited period of time.

     We source products through numerous suppliers. We seek to achieve the most efficient means for timely delivery of our high quality products.

     We design our own product lines with our creative director, Mr. Uli Petzold. The products we design include our clothing and accessory line as well as the packaging for all of our cosmetics products. We purchase our cosmetic and fragrance products from foreign and domestic manufacturers and suppliers selected by our creative director. Many of these companies also manufacture and supply health and beauty aid products, fragrances and cosmetics for many of our competitors. The products we distribute are manufactured by independent foreign and domestic companies. We do not own any production equipment. We purchase the patented two cartridge dispensers we will now distribute from Dialpack, Inc. We are presently sourcing manufacturers of our clothing and accessory line. Manufacturers of cosmetics and fragrances are subject to foreign and domestic regulation. We do not manufacture cosmetics and fragrances ourselves and therefore do not require governmental approval for their sale.


Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.
--------------------------------------------------------------------------------

     Look Models has filed a trademark application with the United States Patent and Trademark Office for the mark "Look Models" in International Class 2003. This application was filed on January 19, 2001, and has been assigned Serial Number 76/199318. Look Models has also registered the mark "Look Models" in Belgium, the Netherlands, Luxembourg, Bosnia and Herzegovina, Bulgaria, Croatia, Czech Republic, France, Germany, Hungary, Italy, Latvia, Poland, Portugal, Romania, Russian Federation, Slovakia, Slovenia, Spain, Switzerland, Yugoslavia, Lithuania, and the United Kingdom, under the Madrid Agreement and the Madrid Protocol. The mark is filed in International Classes 003, 35, 41 and 42. The Registration Number is 739 473, and the date of the registration is May 2, 2000.

Employees
---------

     Our subsidiary Look Models has twenty-three (23) total employees, of which twenty (20) are full time employees and three (3) are freelance.


Risk Factors
------------

     An investment in our securities involves a high degree of risk. You should carefully consider, together with the other information appearing in this prospectus, the following factors in evaluating an investment in our company.


Look Models, has experienced losses and we can give no assurances that Look Models will become a profitable venture or that its products and services will achieve commercial acceptance.
--------------------------------------------------------------------------------

     Look Models and its predecessors have experienced losses in the past two fiscal years, as it has invested heavily in the development of its event management and licensing business, as well as its product line. We can give no assurances that Look Models' new products will be accepted in the marketplace or that these products will generate revenues.

     We are dependent on our President, Wolfgang Schwarz, and upon the retention of additional qualified management and technical personnel. Look Models' inability to attract additional key employees or the loss of one or more current key employees could reduce the qualified marketing and manpower so as to adversely affect it in developing existing products and marketing its products to existing and future clients.
--------------------------------------------------------------------------------

     Look Models' success is greatly dependent on its president and largest stockholder, Wolfgang Schwarz, due to his background, experience and contacts in the industry and his knowledge of the marketplace and its nuances. In addition, Look Models must attract and retain qualified management for the further development of its business and improvement and marketing of its products. Competition for management and marketing personnel is intense. Look Models' inability to attract additional key employees or the loss of one or more Current key employees could adversely affect it in developing existing products and marketing its products to existing and future clients.

     The vast majority of Look Models' operations and assets are concentrated outside the United States. Therefore, a creditor or plaintiff in a lawsuit may encounter great difficulties in enforcing liabilities in foreign jurisdiction. Further, an investor should be advised that there are political, economic and currency risks of operating in foreign countries.
--------------------------------------------------------------------------------

     Look Models' operations are world-wide and its assets are mainly in Austria. An investor should be aware that a creditor or judgment holder may encounter great difficulties in enforcing liabilities and attaching assets as these are held overseas. Further, as the different countries in which Look Models operates are subject to different economic cycles, political instabilities and differing values in currency, an investor should be aware that an investment in Look Models is subject to all of these risks.

     There is no public market for our securities. This means that there is a high risk that it may be difficult or impossible for a shareholder to sell his shares and if he is able to sell them, he might not recoup his investment as the price of his common stock is subject to great volatility.
-------------------------------------------------------------------------------

     As of this date, there is no public trading market for our common stock. Given the small size of this offering, and the relatively minimal public float, there is only a very limited likelihood of any active and liquid public trading market developing for the shares. If such a market does develop, the price of our common stock may be volatile. Thus, investors run the risk that they will never be able to sell their shares. In any event, there are additional state securities laws preventing resale transactions.

We may need additional financing. We cannot assure you that we will be able to obtain this financing at favorable rates, if at all. If such financing cannot be raised, we may be unable to fund the operations of our company.
--------------------------------------------------------------------------------

     While the president of Look Models has guaranteed to fund the operating expenses for 2003 and has committed to provide a minimum of $200,000 additional funding in 2003 if required to support operations, there is no guarantee to fund operations in later years and thus the company may have to seek support through alternative means of financing. No other officers, directors or affiliates have agreed to lend money to Look Models. In order to achieve and maintain our planned growth rate after the merger, which growth plan includes financing acquisitions, Look Models may have to obtain additional bank financing or sell additional debt or equity securities in public or private financing. Any such financing could dilute the interest of current shareholders. There can be no assurance that any such additional financing will be available or, if it is available, that it will be in such amounts and on the terms that will be satisfactory to Look Models.

There was no independent valuation of our shares. Thus, the price of our shares of our common stock we are offering by this prospectus may bear little or no relation to their actual value.
--------------------------------------------------------------------------------

     The price of our shares was determined in good faith by our board of directors. We have not obtained either an appraisal of our securities or an opinion that the price of our securities is fair from a financial perspective. Thus, the price of our securities may not necessarily bear any relationship to our asset value, net worth or other established criteria of value and may not be considered indicative of the actual value of Look Models.

Item 2. DESCRIPTION OF PROPERTIES

     We do not own any real estate. Look Models has a protected lease on its offices in Vienna, Austria, pursuant to Austrian law. A protected lease means that the tenant has an indefinite leasehold on these properties so long as the lease payments are made. Under the agreement, if the Company continues to make lease payments at the current amount, the lease cannot be terminated by the landlord. The monthly rental including utilities is approximately $1,633 per month. Additionally, it has a protected lease in Prague, Czech Republic, pursuant to Czech law. The lease is signed for unlimited period of time. The monthly rental, is $750 plus utilities. The company has the right to sublease the premises. Look has a protected lease in Bratislava, Slovakia, pursuant to Slovakian law. The lease is signed for unlimited period of time. The monthly rental, is $1,400 plus utilities, The company has the right to sublease the premises. Look Models previously rented office space in Belgrade, Yugoslavia but has closed this office. Management has determined that maintaining office space in Belgrade is unnecessary and that it can currently handle any Yugoslavian business by phone or through business trips to the country. Management believes that the closure of this office has no impact on the business of Look Models. Look Models owns and leases sophisticated computer and graphic production equipment for photo shoots, Internet activities, and events. It owns other personal property and business furniture in its business premises.

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



Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     There is no established public trading market for Kingsgate's common shares. As of December 31, 2002, there were 12,500,000 shares of common stock outstanding. The par value per share is $.0001. Kingsgate has not paid any dividends on its common stock in the past, nor does it foresee paying dividends in the near future. Pursuant to its initial public offering, Kingsgate offered 1,000,000 shares of common stock at $0.10 per share. Rule 419 required that Kingsgate complete an acquisition within eighteen months of the effective date of the registration statement. As we were unable to complete an acquisition within this time frame, we were required to refund the balance of our escrow account to our investors. Pursuant to our escrow agreement with Chittenden Bank, we advised Chittenden to refund the balance of our escrow agent to our investors, and Chittenden Bank has advised us that it did so on March 20, 2002.

     Our Company is currently registering a unit offering with the Securities and Exchange Commission. We are registering 3,000,000 units each consisting of one share of our common stock, $0.001 par value, one class A warrant and one class B warrant. The shares and warrants are immediately separable upon issuance. There is no public market for the shares underlying our warrants. Our founders, officers, directors, current stockholders and affiliates are able to purchase up to 50% of the offering.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion and analysis as well as the consolidated financial statements and their accompanying notes, included elsewhere in this prospectus. This discussion and analysis is a presentation by management of their financial condition and result of their operations, as our company has assumed their business operations.


     Certain statements contained under this caption and elsewhere in this prospectus, regarding matters that are not historical facts are forward-looking statements. All statements that address operating performance, events or developments that the management of Look Models expects to incur in the future, including statements relating to sales and earning growth or statements expressing general optimism about future operating results are forward-looking statements. These forward-looking statements are based on Look Models management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in these forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues or net income, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

Critical Accounting Policies and Estimates
-------------------------------------------

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, intangible assets and income taxes.


     We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

     We recognize revenue when it is earned and record accounts receivable at that time. We do not account for revenue based on contractual arrangements in advance of their being earned.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made.

     We do not have any of the following:

     o    Off-balance sheet arrangements.

     o Certain trading activities that include non-exchange traded contracts accounted for at fair value.

     o Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.


Foreign Exchange Issues
-----------------------
Foreign currency translation:
-----------------------------

     The financial position and results of operations of Look Models' foreign subsidiaries are measured using local currency as the functional currency. The functional currency for most foreign operations is the Austrian Schilling, which was replaced by the Euro in January 2002. Conversion to the Euro is not expected to have an impact on Look Models' financial condition and results of operations. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rate of exchange at the balance sheet date. Translation gains and losses are included in other comprehensive income. Aggregate foreign currency transaction gains and losses are included in the results of operations as incurred.



                          KINGSGATE ACQUISITIONS, INC.
                 (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.)

                              RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                            2002
                 2001
                                                            ----
                 ----


Sales                                                       $       1,146,849               $        1,076,237
 Cost of sales                                                       (784,900)                        (662,601)

                                                            ------------------------------   ------------------------------
Gross profit                                                          361,949                          413,636

                                                            ------------------------------   ------------------------------


Selling expenses                                                    (610,018)                        (430,375)
Administrative expenses                                             (868,456)                      (1,648,951)

                                                            ------------------------------   ------------------------------
                                                                  (1,478,474)                      (2,079,326)

Loss from operations                                              (1,116,525)                      (1,665,690)

                                                            ------------------------------   ------------------------------


Interest expense                                                    (134,417)                         (55,826)
Other, net                                                            36,389                           (4,434)

                                                            ------------------------------   ------------------------------
                                                                     (98,028)                         (60,260)

                                                            ------------------------------   ------------------------------

Net loss                                                   $      (1,214,553)              $       (1,725,950)

                                                            ==============================   ==============================


Net loss per share - basic and diluted                       $         (0.10)                $          (0.14)

                                                            ==============================   ==============================

Average shares of common stock outstanding                         12,477,533                       12,323,269

                                                            ==============================   ==============================


Results of Operations
----------------------------------

2002 Compared with 2001
-----------------------------------


     For the year ended December 31, 2002, revenue increased from the year ended December 31, 2001. Revenue for the year ended December 31, 2001 was $1,076,237, and revenue for the year ended December 31, 2002 was $1,146,849 (a 6.6% increase). Management believes that the increase can be attributed to the globalization of its model mediating activities resulting in an increased number of models Look Models has placed internationally and the ensuing increase in mother agency fees. In 2002, 75% of the overall revenue resulted from international bookings, compared to 5% in 2001. Management believes that its models had an increased willingness to travel internationally after the post September 11th fear of travel began to wane. Management also believes that the increase can be attributed to cost cutting measures and more successful model placement. Management also attributes the increase in revenue to the higher margin from sales of sunscreen products. The cost of sales of $784,900, for the year ended December 31, 2002, is higher than the cost of sales of $662,601 in the year ended December 31, 2001 (an 18.5% increase). The increase in the cost of sales is due to additional development fees associated with the Look and Catwalk brand identity and costs associated with the development Look's event-management concept based on the Internet and "fashion days". Accordingly, there was a decrease in Look Models' gross margin for the year ended December 31, 2002. Specifically, the gross profit for the year ended December 31, 2001 was $413,636, or 38.4%, but, for the year ended December 31, 2002, the gross profit was $361,949,or 31.6%. This decrease in gross margin can be primarily attributed to the higher cost of sales in gross margin from sales of sunscreen products. There were no sales of sunscreen products during the nine months ended September 30, 2001. Selling expenses for the year ended December 31, 2002, as compared to the selling expenses for the year ended December 31, 2001 show an increase from $430,375 to $610,018, or 41.7%.

     Administrative expenses decreased in 2002 compared to those of 2001. Administrative expenses were $1,648,951 in 2001, and were $868,456 in 2002, a 47.2% decrease. This is because the company did not re-incur certain costs attributed to preparing for its public registration, and in upgrading its accounting and financial controls. Look Models posted a net loss for the year ended December 31, 2002 of $1,214,553. The net loss for 2002 was a decrease of 29.6% over the net loss in 2001 of $1,725,950. The 2002 loss includes $200,000 of non-cash foregone salary imputed to the company's president.

     The loss in 2002 can be divided into a loss from U.S. operations, and a loss from European operations. The loss in 2002 from U.S. operations was $580,149, while the loss from European operations was $634,404. The U.S. operations are those of the holding company, which received funds from non U.S. investors and dispensed funds to its European subsidiaries for working capital purposes, and paid obligations to both U.S. and non-U.S. vendors, primarily in satisfaction of transaction based expenses. Other than the distribution of products to Models Prefer, Ltd. ("Models Prefer") there are no operations currently being conducted in the U.S. The loss from operations in Europe of $634,404 was lower in 2002 than it was in 2001. In 2001 the net loss from Europe was $652,992. The 2002 loss from U.S. operations of approximately $580,149 is significantly less than the 2001 loss from U.S. operations of $1,072,958.

     Look Models believes that it is moving toward profitability. While Look Models, has experienced uncertainty in meeting its cash flow needs and has relied on outside investors and its principal shareholder to provide funding, Look Model's management plans to attain profitability and meet cash flow needs going forward as follows:

     a. Look Models' president and majority shareholder, Wolfgang Schwarz, has made a firm commitment to fund the operating expenses for 2003 and to forego salary in 2003 until such time as profitable operations, capital raised from redemption of outstanding warrants, or future equity transactions provide Look Models the ability to pay his salary in accordance with his employment agreement. Mr. Schwarz has certified this commitment to Look Models in writing. This funding, if necessary, will be made as an at-market interest bearing loan to Look Models. Mr. Wolfgang Schwarz, has committed to provide a minimum of $200,000 additional funding in 2003 if required to support operations. Mr. Schwarz has also listed for sale a real estate investment and has committed to utilize the net proceeds from the sale, estimated to be $615,000, to support 2003 activities as required.

     b. Mr. Schwarz has agreed to postpone his claim for amounts owed to him by Look Models and to utilize funds from capital raised from redemption of outstanding warrants, future equity transactions or profitable operations as a means of repayment. At December 31, 2002 and 2001 such amounts were $892,121 and $812,911, respectively.

     c. Management believes that the increase in revenue Look Models has experienced will continue. For the three month ended March 31, 2003, Look Models' revenue was $370,132 (unaudited) compared to $255,978 (unaudited) for the three months ended March 31, 2002.

     d. From Look Models' operating segments, the following developments are anticipated to increase revenues and cash flows in year 2003:

     Model management:

     Pursuant to its growth strategy, Look Model's began to globalize its model mediating activities. In 2002, 75% of the overall revenue resulted from international bookings, compared to 5% in 2001. This trend is expected to continue in 2003. Look Models' unique Internet portal booking software allows it to administer all its models worldwide and at the same time exchange information with partner agencies. The software allows Look Models to enhance model movement activities and to create demand in those markets where the software permits the direct booking of models. Although Look Models is just beginning to utilize this software, model management revenues increased by more than 40 % compared to 2002. Look Models considers the Internet portal to be a strong competitive advantage which will significantly increase future bookings.

     Cosmetics:

     Look Models completed a license contract for its fragrance line with one of the world's largest fragrance producers, Coty. Look Models will produce and market fragrance products, as well as sponsor Look Model Search activities and book Look models for its international campaigns. In addition, it will support Look Models' efforts to develop new products. This co-operation is intended to lead to global exposure of the Look Models' brands, "Look Models" and "Catwalk", and is considered an important development in the Look Models' merchandising concept.

     Look Model Search/Event-management:

     In 2003, Look Models expects to increase significantly the number of participating countries in its international model search activities. Look Models' licensees organized events in Austria, Yugoslavia, Czech Republic, Slovakia, Hungary, Poland, Macedonia, Bosnia, Lithuania, Latvia, Romania and Portugal. Due to the Look Models' Internet portal scouting system, contestants from an increasing number of countries, including the USA, South America and Asian countries, apply and take part in the events. Look Models' new event-management concept is based on the Internet and "fashion days", revolving around the promotion of local designers. This new concept proved to be very successful in the final show of 2002 in Prague. Among other celebrities, Kevin Costner and KENZO Takada were present, as well as designers and agents from eleven countries. This event gained significant media attention, and Look Models is evaluating offers from venue sponsors in Dubai and Monte Carlo for future international shows. Look Models anticipates additional revenues for the Look Model Search division of at least $650,000 in 2003.


     e. Look Models is seeking to eliminate non-recurring expenses. See Liquidity and Capital Resources, below.

     f. Look Models is seeking to eliminate non-cash charges, such as payment in stock for services rendered to Look Models

Liquidity and Capital Resources
-------------------------------
Working Capital, Debt and Liquidity.
------------------------------------

     Although Look Models had a shareholders' deficit as of December 31, 2001 and December 31, 2002 , of $1,678,269 and $3,048,302, respectively, Look Models believes that it will have the capital resources for the next twelve (12) months in order to operate its business due to:


     (1) Funding Commitment. Look Models' president and majority shareholder, Wolfgang Schwarz, has guaranteed to fund the operating expenses for 2003 and to forego salary in 2003 until such time as profitable operations, capital raised from redemption of outstanding warrants, or future equity transactions provide Look Models the ability to pay his salary in accordance with his employment agreement. Mr. Schwarz, has committed to provide a minimum of $200,000 additional funding in 2003 if required to support operations. Mr. Schwarz has certified this commitment to Look Models in writing. This funding, if necessary, will be made as an at-market interest bearing loan to Look Models.

     (2) There are several trends and events that have, or are reasonably likely to have, a material impact on Look Models' short-term or long-term liquidity Look Models is currently negotiating to obtain financing from a private equity fund. Look Models believes that it is currently at the due diligence stage of these negotiations. Look Models is negotiating additional equity funding from foreign investors and has completed the combination with Kingsgate Acquisitions, Inc., which is expected to provide access to the U.S. capital markets. Additional funding is intended to increase both the short-term, and the long-term liquidity position of Look Models.Look Models intends to use this financing for working capital, and to cover the transaction costs it will incur in the next several months. Look Models believes that its Internet booking system, as well as the maturity in age of its models database, and the execution of several pending licensing transactions will add to its short-term liquidity. Look Models is attempting to license its "Look" and "Catwalk" brands for franchise purposes, and to increase the number of licensees of its brands. Turkey and Russia are two markets where the "Look" brand will be developed and the "Catwalk" products will be sold. Look Models is not aware of other known trends, events or uncertainties, other than general business upswings or downturns that will have a material impact on its short-term or long-term liquidity.

     (3) Look Models' internal and external sources of liquidity are as follows: Externally, Look Models hopes to continue its past strategy of obtaining funding from the sale of its stock to outside investors, some of whom are already current shareholders of Look Models. Internally, Look Models expects to fund its operations from revenues and acquisitions using stock, and expects to increase its revenues, while stabilizing its expenses. For the three month ended March 31, 2003, Look Models' revenue was $370,132 (unaudited) compared to $255,978 (unaudited) for the three months ended March 31, 2002. Additionally, Look Models' has outstanding claims against third parties which management believes will result in cash receipts and debt extinguishment during 2003 totaling approximately $165,000.

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


     (5) Deferred Repayment. The President and majority shareholder of Look Models has deferred repayment of loans due to him for one (1) year, or until Look Models returns to profitability, or is successful in securing follow-on financing. An example of follow-on financing that would be used to repay Mr. Schwarz' loan is through warrant exercise. If our offering, which is currently in registration is fully subscribed there will be 6,000,000 warrants outstanding. Upon exercise of these 6,000,000 warrants, Look Models will receive gross proceeds of $6,250,000. We intend to use 25% of the warrant proceeds to pay outstanding officer loans and 75% of the warrant proceeds for marketing our cosmetics and accessory lines. There can be no assurance that the warrants will be exercised or that Look Models will return to profitability. Mr. Schwarz has not guaranteed the extension of this loan and could, potentially, seek some loan repayment out of revenues generated.


     (6) Lines of Credit and Overdrafts. Look Models has the following lines of credit from Tiroler Sparkasse Bank, Austria:


     At December 31, 2002 short-term borrowing consisted of:

Line of credit, interest at 6.5%; outstanding balance due in June 2003; collateralized by the Company's receivables and guaranteed
by the Company's president*                                           $  184,112

Line of credit, interest at 6.5%; outstanding balance due in June 2003; collateralized by the Company's receivables and guaranteed
by the Company's president*                                              458,160

Line of credit, interest at 7.875%; outstanding balance due in June 2003; collateralized by the Company's receivables and guaranteed
by the Company's president                                               150,774


Overdraft on bank accounts, interest at 7%*                            1,116,721

                                                               -----------------


                                                                     $ 1,909,767

                                                              ==================


* Effective January 1, 2003, the interest rates on these loans were reduced to 4.5%.

Net Cash Used in Investing Activities
-------------------------------------

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

Seasonality
-----------

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


Planned Acquisitions
----------------------

     As Look Models believes it would be more cost effective to acquire existing agencies in certain markets, rather than to open up new offices in said markets. Look Models plans to form strategic alliances, through either commission agreements or acquisitions of modeling agencies in some of the world's modeling centers, such as New York, London, Paris, Milan, and Munich. Look Models may also seek to purchase companies, or assets that will benefit, or assist its production and distribution capabilities in its cosmetics business. In general, Look Models intends to use stock in large part to finance acquisitions. If funds are required, such funds would come out of revenue or working capital, if available, or could be raised through subsequent offerings. In November 2002, Mr. Schwarz executed a contract to acquire Munich Models GmbH, a privately owned German model agency. This contract was subsequently terminated by the parties. We are not currently involved in a negotiation to acquire any other agency.

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

Expected Market, Product, Region of Influence
----------------------------------------------

     Look Models anticipates that its services will continue to be demanded by many young girls from Eastern Europe seeking to enter the modeling world. Look Models also anticipates it will be sought out by aspiring models in the Western world once it has established a presence in one or more major modeling markets. Look Models currently represents high profile models as well as new talent. An expected market is the development of young models. In the event marketing, licensing and sponsorship businesses, Look Models targets companies with expertise in event marketing, and is focusing its efforts to sign up licensees in major European markets. In 2002 Look Models signed agreements in Portugal, Germany, Czech Republic, Slovakia, Turkey, Poland, Hungary, Yugoslavia.

     In the cosmetics business, Look Models targets the young female market in Europe. Look Models hopes to establish a brand name in Europe before launching its products in the United States. Look Models plans to extend its product line to develop products that are identified with its models, such as handbags, accessories, sunglasses, and so forth. Look Models is developing four sample collections of "cult items" such as leather jackets, caps, model backpacks, workout outfits and lingerie.

     Look Models has negotiated a deal with Coty Beauty, a division of Coty, to develop a fragrance line under the Pret-a-Porter brand. The parties are finalizing a written license agreement. Look Models has received a letter dated March 28, 2003, from Massimillano Ferari, Marketing Director of Coty Beauty confirming Coty's intent to finalize their agreement with Look Models.

Projected Financial Information and Management
----------------------------------------------
Expectation on the Nature of Future Business1
---------------------------------------------

1. Licenses and Sponsoring:
---------------------------

     Beginning in 1999 and continuing through 2002, Look Models decided to create awareness for its brand name, its products, and its business model. Accordingly, Look Models invested in, and developed partnerships with outside parties for the purpose of organizing national and international model search events. Initially, Look Models funded all the model search events itself, in order to develop a reputation as a leader in the search for new faces. The model search process also provides Look Models with a steady stream of young models that join Look Models' portfolio of faces for future placement. Look Models now intends to generate revenue from these relationships by entering into licensing and sponsorship deals. In 2002, Look Models is focusing on exploiting both existing and new markets, and expects to negotiate licensing and sponsorship deals.

The structure of a licensing deal is as follows:

     Look Models is paid an initial licensing fee of anywhere from $15,000.00 - $50,000.00 per country, and retains a portion of the revenue from sponsors at the events.

2. Merchandising:
------------------

     Look Models has invested heavily in product development and marketing, and has developed a line of products that will utilize its "Look Models", and its "Catwalk" brands. The products are aimed at the young female market worldwide. The products being developed are perfume, eau de toilette, body milk, body splash, perfume towelettes, aromatherapy, sunscreen, and lingerie. Look Models works with Uli Petzold, an internationally renowned designer who is a director of Look Models, in the creation of these products. At this time, Look Models' products have a presence in Austria, the Czech Republic, Slovakia and Turkey.

     Look Models has negotiated a deal with Coty Beauty, a division of Coty, to develop a fragrance line under the Pret-a-Porter brand. The parties are finalizing a written license agreement. Look Models has received a letter dated March 28, 2003, from Massimillano Ferari, Marketing Director of Coty Beauty confirming Coty's intent to finalize their agreement with Look Models.

--------

1 These notes are arranged by dividing Look Models into four (4) revenue producing units.

3. Modeling and licensing:
--------------------------

     Through the acquisition of agencies in major markets, Look Models hopes to increase its revenue stream. Additionally, due to the fact that several of its models will be finishing school this year, Look Models expects to add to its revenue base from these new faces. These models will be able to generate additional revenue due to the fact that they will have completed their studies.

     Without the acquisition of "big market" agencies, Look Models, based upon historical figures, would expect to increase its revenue by 30%per annum.

4. E-Commerce:
--------------

     Look Models has constructed what it believes to be the first Internet portal with a copyrighted proprietary software that enables worldwide bookings online. The website has been operational since July 2002. Given that this is the first time that a model agency network has built a fully operating model booking portal, there are no historical figures to use for revenue projections herein. We believe that the portal will increase revenues and decrease operating expenses, without taking revenue from the existing modeling business. The portal will allow Look Models to book models worldwide by electronic means without interfering with the models' local agency's office and the current base of operation of the models. As these transactions will be new, they will not be taking revenue from Look Models' existing modeling business. Look Models will promote its portal aggressively and believes that this global booking structure is the future of the business.

     Clients have already taken advantage of utilizing Look Models' new software such as Nina Ricci, Paris, Grey Worldwide, TRIUMPH international, Chanel, many mail order companies and the major fashion magazines, such as Vogue, Elle,
Glamour and Marie  Claire.  In 2002,  76.16% ($  443,545)  of the overall  Model
Management's revenue ($ 582,401) resulted from international bookings. Management anticipates that our unique Internet portal booking software to help increase international bookings as it allows our models worldwide to exchange information with partner agencies. The software allows the Company to enhance model movement activities and to create demand in those markets where the software permits the direct booking of models. Although we are just beginning to utilize our software, model management revenues increased by more than 55% in 2002 compared to 2001. Look Models considers the Internet

     The sources of income for the e-commerce division are:

     1. Modeling commissions; 2. Portal advertising revenue; 3. Revenue from portal links; and 4. Product sales.


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

Significant Accounting Policies
-------------------------------

Stock-based compensation:
-------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to account for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to account for employee stock-based compensation using APB 25.

Segment reporting:

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company's results of operations and financial position were not affected by the implementation of SFAS No. 131.

Operating segments:

     The Group classifies its businesses into three operating segments. The segments have been defined by the services each segment offers. The services offered are described below:

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


    A summary of sales by country is as follows:

                                                Year ended December 31, 2002

                  --------------------------------------------------------------

                                     Event-           Model-
                                   Management       Management      Cosmetics      Total


Austria                               $   103,717   $  138,856      $       341     $ 242,914
United States of America                   26,488           -           309,603       336,091
Other countries                           124,299      443,545               -        567,844

                                --------------------------------------------------------------

Totals                               $    254,504   $  582,401      $   309,944   $ 1,146,849

                                ==============================================================




                                                    Year ended December 31, 2001

                              -------------------------------------------------------------------

                                     Event-           Model-
                                  Management       Management      Cosmetics              Total


Austria                               $   72,601     $    392,497    $    1,043     $     466,141
United States of America                  74,473                -       277,029           351,502
Other countries                          247,772                -        10,822           258,594

                               -------------------------------------------------------------------


Totals                                $  394,846     $    392,497    $  288,894      $  1,076,237

                               ===================================================================



    Information about the Company's operating segments:

                                                Year ended December 31, 2002

                        ------------------------------------------------------------------------
                                  Event-       Model
                                management     Management     Cosmetics    Corporate      Total

                          ------------------------------------------------------------------------


Total revenue                $     254,504     $  582,401     $ 309,944        -     $  1,146,849
Profit (loss) from operations     (439,967)      (178,524)       82,115   $(580,149)   (1,116,525)
Interest expense                  (108,140)       (26,277)            -            -     (134,417)
Net income (loss)                 (524,549)      (191,970)       82,115    (580,149)   (1,214,553)


Salary waived by CEO                                                        200,000       200,000
  and majority
shareholder

Capital expenditures                 13,443         14,240            -           -        27,683
Depreciation and
  amortization                       12,326         10,161            -      15,543        38,030




                                               Year ended December 31, 2001

----------------------------------------------------------------------
                                  Event-         Model
                                management     Management    Cosmetics
Corporate      Total

----------------------------------------------------------------------

Total revenue                   $  394,846    $  392,497    $  288,894           -    $1,076,237
Profit (loss) from
  operations                     (368,282)     (313,551)        89,101$  (1,072,958)  (1,665,690)
Interest expense                  (44,103)      (11,723)             -            -      (55,826)
Net income (loss)                (415,489)     (326,604)        89,101   (1,072,958)  (1,725,950)

Shared issued for services               -             -             -      270,000      270,000
Capital expenditures                 7,472             -             -       16,534       24,006
Depreciation and
  amortization                       9,030         7,388             -       15,544       31,962


Item 7.  Financial Statements



                          KINGSGATE ACQUISITIONS, INC.

                 (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                    CONTENTS




Page

Independent auditors' report                                                F-1

Financial statements:

    Balance sheet                                                           F-2

    Statements of operations                                                F-3

    Statements of changes in  shareholders' deficit and comprehensive
income (loss)                                                               F-4

    Statements of cash flows                                              F-5-6

    Notes to financial statements                                        F-7-20

                          INDEPENDENT AUDITORS' REPORT

Board  of  Directors
Kingsgate  Acquisitons,  Inc.
(Succesor  to Look  Models International,  Inc.)

     We have audited the  accompanying  consolidated  balance sheet of
Kingsgate
Acquisitions,   Inc.  (successor  to  Look  Models   International,   Inc.)
and
subsidiaries (Note 1) as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' deficit and comprehensive income (loss), and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingsgate Acquisitions, Inc. (successor to Look Models International, Inc.) and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
Denver, Colorado
March 17, 2003

                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 2)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002



ASSETS

Current assets
     Cash and cash equivalents                               $           22,765
     Trade accounts receivable, net of allowance
        for doubtful accounts of $9,950                                 191,141
     Inventories                                                         99,669
     Prepaid expenses and other current assets                           86,419

                                                              ------------------

        Total current assets                                            399,994

                                                              ------------------

Property and equipment, net                                              46,583
Intangible assets, net                                                  103,019
Deposit                                                                  16,281

                                                              ------------------

                                                                        165,883

     Total assets                                            $          565,877

                                                              ==================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Trade liabilities                                       $          572,527
     Accrued expenses and other current liabilities                     239,764
     Advances payable, related party                                    892,121
     Short-term borrowings                                            1,909,767

                                                              ------------------

         Total liabilities (all current)                              3,614,179

                                                              ------------------

Commitments and contingencies

Shareholders' deficit:
     Preferred stock, $0.001 par value; 5,000,000
        shares authorized; none issued
     Common stock, $0.001 par value; 45,000,000
        shares authorized; 12,500,000 shares issued
        and outstanding at December 31, 2002                             12,500
     Additional paid-in capital                                       3,167,988
     Accumulated deficit                                             (6,132,923)
     Accumulated other comprehensive loss                               (95,867)

                                                             -------------------

         Total shareholders' deficit                                 (3,048,302)

                                                              ------------------

Total liabilities and shareholders' deficit                  $          565,877

                                                              ==================

                 See notes to consolidated financial statements.


                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 2)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                2002
               2001
                                                                ----
               ----


Sales                                                  $            1,146,849     $            1,076,237
Cost of sales                                                        (784,900)                  (662,601)

                                                        ----------------------     ----------------------
Gross profit                                                          361,949                    413,636

                                                        ----------------------     ----------------------


Selling expenses                                                     (610,018)                  (430,375)
Administrative expenses                                              (868,456)                (1,648,951)

                                                        ----------------------     ----------------------
                                                                   (1,478,474)                (2,079,326)

                                                        ----------------------     ----------------------

Loss from operations                                               (1,116,525)                (1,665,690)

                                                        ----------------------     ----------------------


Interest expense                                                     (134,417)                   (55,826)
Other, net                                                             36,389                     (4,434)

                                                        ----------------------     ----------------------
                                                                      (98,028)                   (60,260)

                                                        ----------------------     ----------------------

Net loss                                               $           (1,214,553)    $           (1,725,950)

                                                        ======================     ======================


Net loss per share - basic and diluted                 $                (0.10)    $               (0.14)

                                                       ======================    =======================


Weighted average shares of common stock
    outstanding                                                    12,477,533                 12,323,269

                                                        ======================     ======================

                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 2)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                         AND COMPREHENSIVE INCOME (LOSS)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001




                                         Accumulated
                                         Common stock                 Additional                          other
                                -------------------------------
                                                                    paid-in       Accumulated       comprehensive
                                  Shares              Amount        capital        deficit           income (loss)     Total
                            ----------------  ---------------    -------------  --------------    -----------------  -------

Balances at January 1, 2001        11,884,443   $     11,884   $     2,564,201   $   (3,192,420)   $    239,221    $    (377,114)

Sale of common stock pursuant to
   private placements, net             73,624             74            70,545                                            70,619
Issuance of common stock in
   exchange for services              475,459            476           269,524                                           270,000
Issuance of common stock in
   exchange for profit interest        21,099             21            17,979                                            18,000
   payable
Comprehensive income (loss):
   Net loss                                                                          (1,725,950)                      (1,725,950)
   Foreign currency translation                                                                          66,176           66,176
   adjustment
Comprehensive loss                                                                                                    (1,659,774)
                                   -------------    -------------   --------------    ------------   -------------  --------------

Balances at December 31, 2001       12,454,625         12,455         2,922,249       (4,918,370)       305,397       (1,678,269)

Sale of common stock pursuant to
   private placements, net              45,375             45            45,739                                           45,784
Salary waived by CEO and majority
    shareholder                                                         200,000                                          200,000
Comprehensive income (loss):
   Net loss                                                                            (1,214,553)                    (1,214,553)
   Foreign currency translation adjustment                                                              (401,264)       (401,264)
Comprehensive loss                                                                                                    (1,615,817)
                                     --------------   -----------  ---------------   --------------   -------------  -------------

Balances at December 31, 2002        12,500,000         12,500        3,167,988         (6,132,923)      (95,867)     (3,048,302)
                                    ===============  ============= =============== ================   ============= ===============

                See notes to consolidated financial statements.

                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 2)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                     2002                         2001
                                                                     ----                         ----

Cash flows from operating activities:
   Net loss                                                 $         (1,214,553)   $         (1,725,950)

                                                                --------------------    --------------------
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization                                          38,030                  31,962
   Issuance of shares for services                                                               270,000
   Salary waived by CEO and majority shareholder                         200,000
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                         118,560                (182,656)
      Decrease in inventories                                             80,524                   9,833
      Decrease in prepaids and other current assets                       43,833                 330,407
      (Decrease) increase in trade accounts payable                     (258,606)                268,244
      (Decrease) increase in accrued expenses and
        other liabilities                                                (45,601)                 66,099
      (Decrease) increase in advance payable related party                (6,618)                356,541
      Decrease in deferred income                                                                (27,804)

                                                                --------------------    --------------------
                                                                         170,122               1,122,626

                                                                --------------------    --------------------

   Net cash used in operating activities                              (1,044,431)               (603,324)

                                                                --------------------    --------------------

Cash flows from investing activities:
   Capital expenditures                                                  (27,683)                (24,006)

                                                                --------------------    --------------------

   Net cash used in investing activities                                 (27,683)                (24,006)

                                                                --------------------    --------------------

Cash flows from financing activities:
   Increase in short-term borrowings, net                              1,038,820                  57,919
   Proceeds from issuance of common stock                                 45,784                  53,645

                                                                --------------------    --------------------

   Net cash provided by financing activities                           1,084,604                 111,564

                                                                --------------------    --------------------

Effect of exchange rate changes in cash and cash
   equivalents                                                           (35,928)                  4,304

Net decrease in cash                                                     (23,438)              (511,462)

Cash and cash equivalents at beginning of year                            46,203                 557,665

                                                                --------------------    --------------------

Cash and cash equivalents at end of year                    $             22,765    $             46,203

                                                                ====================    ====================



                                   (Continued)

                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 2)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                         2002                     2001


Supplemental disclosures of cash flow information:

   Cash paid during the year for interest                   $            134,417    $             55,826

                                                            ====================    ====================

Supplemental disclosure of non-cash investing and financing activities:

   Issuance of common stock for profit interest
   payable                                                                          $             18,000

                                                                                    ====================

   Stock subscriptions receivable (payment received
   on January 21, 2002)                                                             $             16,974

                                                                                    ====================



                See notes to consolidated financial statements.

                          KINGSGATE ACQUISITIONS, INC.

                 (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

           1. Organization, basis of presentation and management's plans:

    Organization:

    The following depicts the Company and its major subsidiaries:



                    -----------------------------------------
                    -----------------------------------------
                          Kingsgate Acquisitions, Inc.
                                  Delaware, USA
                    -----------------------------------------
                    -----------------------------------------
                                      100%
                    -----------------------------------------
                         Look Models International, Inc.
                                  Delaware, USA
                    -----------------------------------------

                                      100%
                                   -----------
                    -----------------------------------------
                              Fordash Holdings Ltd.
                                     Bahamas
                    -----------------------------------------

                                      100%
                              ---------------------
                    -----------------------------------------
                            Look Eventmanagement GmbH
                                 Vienna, Austria
                    -----------------------------------------


          -------------------------------------------------------------

           100%                                       100%
-------------------------------
----------------------------------
  Look Model Management GmbH                 Look Model Management spol sro
       Vienna, Austria                           Prague, Czech Republic
-------------------------------
---------------------------------


     Kingsgate Acquisitions, Inc. ("Kingsgate" or "the Company") is a Delaware corporation organized on September 28, 1999.

     Look Models International, Inc. ("LMI") is a U.S. holding company that was incorporated in Delaware in June 2000.

     On September 6, 2002, LMI completed a merger agreement (the "Agreement") with Kingsgate, a development stage corporation, organized as a vehicle to acquire or merge with a business.

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

     Fordash Holdings Ltd. ("Fordash") is a Bahamas holding company that was incorporated in Nassau in July 1999.

     Look Eventmanagement GmbH ("LEM") handles the sourcing of new models and their development, and the organization of promotional events on behalf of a wide variety of customers, including automobile manufacturers and national airlines. It was founded in 1986 under its former name Wolfgang Schwarz Sport-und Kulturveranstaltungen GmbH, Vienna.

     Look  Model   Management  GmbH  ("LMM  Austria")   reflects  the  Company's
activities in Austria.

     Look Model Management spol sro ("LMM Czech Republic") reflects the Company's activities in the Czech Republic.

     The Company also has operations in other European countries, including Croatia, Poland, Romania, Yugoslavia and Slovakia. These operations are included in LEM.

     In addition,  the Company is  developing  a portfolio of cosmetic  products
(such as perfumes, sun and body cream) and lingerie. These activities are recorded in LEM.

Basis of presentation:

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP").

     The consolidated financial statements include the accounts of Kingsgate Acquisitions, Inc. (successor to Look Models International, Inc.) and it's wholly-owned subsidiaries Fordash Holdings, Ltd., Look Eventmanagement GmbH, Look Model Management GmbH and Look Modelmanagement spol sro. Intercompany balances and transactions are eliminated.

     Prior to the merger agreement, Kingsgate had no operations. As such these financial statements prior to and subsequent to the merger reflect the activities of LMI to which Kingsgate succeeded.

Management's plans:

     The Company's financial statements for the years ended December 31, 2002 and 2001 show that the Company has incurred net losses of $1,214,553 and $1,725,950, respectively, and has a shareholders' deficit and a working capital deficiency of $3,048,302 and $3,214,185, respectively, as of December 31, 2002. The Company has experienced uncertainty in meeting its liquidity needs and has relied on outside investors and its principal shareholder to provide funding. Management's plans in connection with these criteria are as follows:

     a. The Company's president and majority shareholder has agreed to postpone his claim for amounts owed to him by the Company and to utilize funds from capital raised from redemption of outstanding warrants, future equity transactions or profitable operations as a means of repayment. At December 31, 2002 and 2001 such amounts were $892,121 and $812,911, respectively. In addition, the president and majority shareholder has guaranteed to fund the operating expenses for 2003, and to forego salary in 2003 until such time as profitable operations, capital raised from redemption of outstanding warrants, or future equity transactions provide the Company the ability to pay his salary in accordance with his employment agreement. The 2002 loss includes $200,000 of non-cash foregone salary imputed to the Company's president.

     b. The Company's president has committed to provide a minimum of $200,000 additional funding in 2003 if required to support operations. The Company's president has also listed for sale a real estate investment and has committed to utilize the net proceeds from the sale, estimated to be approximately $615,000, to support 2003 activities as required. For the three months ended March 31, 2003, Company revenue was $370,132 (unaudited) compared to $255,978 (unaudited) for the three months ended March 31, 2002. Additionally, the Company has outstanding claims against third parties which the Company believes will result in cash receipts and debt extinguishment during 2003 totalling approximately $165,000.

     c. From the Company's operating segments, the following developments are anticipated to increase revenues and cash flows in 2003:

     Model management: Pursuant to its growth strategy, Look began to globalize its model mediating activities. In 2002, 75% of the overall revenue resulted from international bookings, compared to 5% in 2001. This trend is expected to continue in 2003. The Company's unique Internet portal booking software allows it to administer all its models worldwide and at the same time exchange information with partner agencies. The software allows the Company to enhance model movement activities and to create demand in those markets where the software permits the direct booking of models. Although Look is just beginning to utilize this software, model management revenues increased by more than 55% in 2002 compared to 2001. Look considers the Internet portal to be a strong competitive advantage which will significantly increase future bookings.

Cosmetics:

     The Company completed a license contract for its fragrance line with one of the world's largest fragrance producers. This company will produce and market fragrance products, as well as sponsor Look Model Search activities and book Look models for its international campaigns. In addition, it will support Look's efforts to develop new products. This co-operation is intended to lead to global exposure of the Company's brands, "Look Models" and "Catwalk", and is considered an important development in the Company's merchandising concept.

Look Model Search/Event-management:

     In 2003, the Company expects to increase significantly the number of participating countries in its international model search activities. Look's licensees organized events in Austria, Yugoslavia, Czech Republic, Slovakia, Hungary, Poland, Macedonia, Bosnia, Lithuania, Latvia, Romania and Portugal. Due to the Company's Internet portal scouting system, contestants from an increasing number of countries, including the USA, South America and Asian countries, apply and take part in the events. The Company's new event-management concept is based on the Internet and "fashion days", revolving around the promotion of local designers. This new concept proved to be very successful in the final show of 2002 in Prague. This event gained significant media attention, and the Company is evaluating offers from venue sponsors in Dubai and Monte Carlo for future international shows. Look anticipates additional revenues for the Look Model Search division of at least $650,000 in 2003.

2.  Significant accounting policies:

    Foreign currency translation:

     The financial position and results of operation of the Company's foreign subsidiaries are measured using local currency as the functional currency. The functional currency for most foreign operations is the Euro. Revenues and expenses of such subsidiaries have been translated into U.S. Dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rate of exchange as of the balance sheet date. Translation gains and losses are included in other comprehensive income. Aggregate foreign currency transaction gains and losses are included in the results of operations as incurred.

    Cash and cash equivalents:

     Cash and cash equivalents comprise cash on hand and in banks with original maturities of less than three months.

    Reclassifications:

     Certain amounts reported in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

    Accounts receivable and concentration of credit risk:

     The Company grants credit to its customers, generally without collateral. At December 31, 2002 approximately $75,686 of net trade receivables were due from one Model Management customer. During the year ended December 31, 2002 and the year ended December 31, 2001 one cosmetics customer accounted for 33% and 25% of sales, respectively. No other single customer accounted for more than 10% of sales during the years ended December 31, 2002 and December 31, 2001.

    Inventories:

     Inventories consist of cosmetic products ready for sale and are valued by using the first-in, first-out (FIFO) method at the lower of cost or market.

    Property and equipment:

     Property and equipment is stated at cost less accumulated depreciation. Depreciation expense is recognised using the straight-line method, primarily over useful lives of 5 years.

    Intangible assets:

     Intangible assets consist of costs incurred to develop the Company's website and costs incurred to develop the Look Models and Catwalk trademarks. These are being amortized using the straight-line method over 4 and 10 years, respectively.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", it retains many of the fundamental provisions of that Statement. The Company adopted SFAS No. 144 on January 1, 2002 with no material impact to its financial statements.

     The Company periodically assesses the carrying value of its long-lived assets for impairment, including operating and office equipment and intangible assets, when events and circumstances indicate that the carrying value of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognised is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Based on its review, the Company does not believe that any impairment has occurred as of December 31, 2002 and 2001.

    Income taxes:

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    Revenue recognition:

     Revenues from cosmetics sales are recognized upon delivery of goods to customers. Revenues from event and model management are recognized at the time services are provided. License fee revenues are recognized over the term of the licensing agreement.

    Advertising:

     Advertising costs are expensed as incurred. During the years ended December 31, 2002 and 2001, the Company incurred approximately $ 16,000 and $ 52,000, respectively, in advertising expense.

    Fair value of financial instruments:

     The carrying amounts of the Company's cash and cash equivalents, receivables, trade liabilities and accrued expenses and other current liabilities approximate fair values due to the short maturities of these instruments. The carrying values of the Company's short-term borrowings approximate fair value based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Company's payables to related parties are not practicable due to the related party nature of the underlying transactions and indefinite payment terms.

    Stock-based compensation:

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to account for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has chosen to account for employee stock-based compensation using APB 25.

    Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Comprehensive income (loss):

     SFAS No. 130, "Reporting Comprehensive Income", establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. During the years ended December 31, 2002 and 2001, comprehensive income
(loss) represents foreign currency translation adjustments.

    Recently issued accounting standards:

     In January 2003, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for VIE's created prior to February 1, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure". This statement amends SFAS No. 123 "Accounting for Stock-Based Compensation" and establishes two alternative methods of transition form the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002 and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company plans to continue accounting for stock-based compensation under APB 25. Therefore, this pronouncement is not expected to impact the Company's financial position or results of operations.

     In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company is currently evaluating the recognition provisions of FIN 45, but does not expect that the adoption of FIN 45 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs, Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes "Emerging Issues Task Force Issue" No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The Company does not expect that the adoption of SFAS No. 146 will have a significant immediate impact on the financial condition or results of operations of the Company.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. SFAS No. 142 changes the accounting for good will from an amortisation method to an impairment-only approach. The Company adopted the provisions of SFAS No. 141 and 142 on January 1, 2002. The adoption of these standards did not have any effect on the Company's financial condition and results of operations.

3.  Property and equipment:

       At December 31, 2002, property and equipment consists of:


     Office and computer equipment                                    $ 125,478
     Less accumulated depreciation                                      (78,895)

                                                                 ---------------
     Property and equipment is predominantly located in Austria.       $ 46,583


4.   Intangible assets:

     At December 31, 2002, intangible assets consist of:

     Website development costs                                         $  8,900
     Design fees for Look Models and Catwalk identity                   127,175

                                                                 ---------------

                                                                        136,075
     Less accumulated amortization                                      (33,056)

                                                                 ---------------

                                                                     $  103,019

5.  Short term borrowings:

    At December 31, 2002 short-term borrowing consisted of:

     Line of credit,  interest  at 6.5%;  outstanding
     balance due in June 2003; collateralized  by the
     Company's  receivables  and  guaranteed by the
     Company's president *                                            $ 184,112

     Line of credit,  interest  at 6.5%;  outstanding
     balance due in June 2003; collateralized  by the
     Company's  receivables  and  guaranteed by the
     Company's president *                                              458,160

     Line of credit,  interest at 7.875%;  outstanding
     balance due in June 2003; collateralized  by the
     Company's  receivables  and  guaranteed by the
     Company's president                                                150,774

     Overdraft on bank accounts, interest at 7% *                     1,116,721

                                                                       ---------

                                                                 $    1,909,767

* Effective January 1, 2003, the interest rates on these loans were reduced to 4.5%.


6.  Profit interest payable:

     Pursuant to Austrian law, certain third-party investors were granted a profit interest in Look Eventmanagement GmbH in 2000 in return for an investment of $88,888. Under the terms of the agreement, the investors were to share in profits and losses of the business. In 2001, the Company decided to terminate the agreement and has provided a liability as of December 31, 2001 equal to the amount originally invested plus 10% interest, which was the amount required to terminate the agreement. This liability is included in accrued expenses and other current liabilities at December 31, 2001 and was fully repaid in February 2002.


7.  Income taxes:


     The reconciliation between the effective tax rate and the statuary U.S. federal income tax rate is as follows:

                                               2002              2001
                                             -------------    ------------

    Computed "expected" tax benefit             34.00%           34.00%
    Operating losses for which a
       benefit has not been recognized         (34.00%)         (34.00%)
                                             -------------    -------------
                                                    -                  -
                                             =============    =============

       At December 31, 2002, the Company's deferred tax assets are as follows:

     Net operating loss carry forwards (foreign)             $          849,052
     Net operating loss carry forwards (U.S.)                           934,351
     Deferred tax asset valuation allowance                          (1,783,403)

                                                              ------------------

     Net deferred tax assets                                 $                -

                                                              ==================

     In foreign tax jurisdictions, the company is subject to income tax on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's Bahamian subsidiary is not liable for income tax. The Company's Austrian and Czech Republic operations are subject to income tax at 34%. Other European operations are not significant.

     At December 31, 2002 the Company has foreign operating loss carryforwards of approximately $2,497,000, and U.S. operating loss carryforwards of approximately $2,748,000. Effective January 1, 2001 the Austrian tax law was changed so that loss carryforwards can only be used to offset up to 75% of the taxable income of a single year.

     Austrian tax losses are available for offset indefinitely, and U.S. tax losses are available for offset through 2022.

     The income tax returns of the Company's Austrian subsidiaries have been audited through 1997. The Company does not believe that income tax audits (if any) for later years will result in any material Austrian income taxes.

8.  Related parties:

     Advances payable, related party, represent amounts advanced to the Company by the Company's president and principal shareholder. The advances are unsecured payable on demand and do not bear interest. The Company's president has agreed to postpone his claim for amounts owed to him by the Company through 2003, or until funds are acquired through redemption of outstanding warrants or future equity transactions which will provide the means for repayment.

9.  Leases:

     The Company is leasing automobiles and office equipment under operating leases. Rent expense under these leases was $30,170 and $39,210 for the years ended December 31, 2002 and 2001, respectively. The Company also leases office space in Vienna under an agreement for an indefinite term. Under the agreement, if the Company continues to make lease payments at the current amount, the landlord cannot terminate the lease. Rent expense for the years ended December 31, 2002 and 2001 was approximately $18,930 and $10,100, respectively.

    At December 31, 2002, future minimum lease payments are as follows:

           Year ending December 31:

                    2003                                      $        22,133
                    2004                                               20,546
                    2005                                               12,609
                    2006                                               11,479
                    2007                                                8,440

                                                                 ---------------

                    Total                                     $        75,207

===============

10. Other post-employment benefits:

     Austrian employees have a legal right to severance payment if the employer terminates their employment or if the employee retires. Thus, a liability has been recorded for estimated severance payments.

     The  following   parameters  have  been  used  at  December  31,  2002  for calculating estimated severance payment:


         Retirement age:   Male                               61.50
                           Female                             56.50

         Discount rate                                        4.50%
         Rate of increase in future
             compensation levels                              2.50%


     For calculation of estimated severance payments, the projected unit credit method was used.

     The calculations of the estimated severance payments at December 31, 2002 are as follows:

         Projected benefit obligation at the
            beginning of the period                             $        19,415
         Interest costs                                                   1,302
         Service costs                                                    6,516
         Recognized actuarial loss                                         (258)

                                                                 ---------------

         Projected benefit obligation at the
           end of the period                                    $        26,975

                                                                ================

11.  Shareholder's equity:

     In connection with its recapitalization, the Company issued 2,000,000 shares of common stock. During the year ended December 31, 2001 and the year ended December 31, 2002, the Company issued an additional 570,182 and 45,375 shares of common stock for $358,619 and $45,784 net, respectively. A total of 73,624 and 45,375 shares were issued in private placements at prices ranging from $0.02 to $2.00 per share. Different prices arose as the Company concluded individual negotiations with each of the Company's investors. In addition, in 2001, 496,558 shares were issued in exchange for legal and professional services and in repayment of certain liabilities. These shares were valued at $288,000, the fair value of the services received and liabilities paid, which management considers to be the most reliable measurement.

     Included in shares issued for services are 250,000 shares valued at $240,000, which were issued to a member of the Board of Directors.

     During the year ended December 31, 2002, the Company's president and majority shareholder waived salary of $200,000 due under the terms of his employment contract with the Company. The Company has accounted for the waived salary as a capital contribution by the majority shareholder resulting in an increase in additional paid-in capital of $200,000.

12. Commitments and contingent liabilities:

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the financial statements of the Company.

13.  Operating segments:

     The Company classifies its businesses into three operating segments. The segments have been defined by the services each segment offers. The services offered are described below:

     Event Management:

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

     A summary of sales by country is as follows:

                          Year ended December 31, 2002

                                         Event-               Model
                                       management          management     Cosmetics           Total

     Austria                     $        103,717    $        138,856    $     341    $      242,914
     United States of America              26,488                   -      309,603           336,091
     Other countries                      124,299             443,545            -           567,844
                                 ----------------    ----------------    -------------    --------------

     Totals                      $        254,504    $        582,401    $ 309,944    $    1,146,849
                                 ================    ================    =============    ==============


                          Year ended December 31, 2001
                                         Event-               Model
                                       management          management       Cosmetics           Total

     Austria                     $         72,601    $        392,497    $     1,043    $      466,141
     United States of America              74,473                   -        277,029           351,502
     Other countries                      247,772                   -         10,822           258,594
                                 ----------------    ----------------    -------------    --------------

     Totals                      $        394,846    $        392,497    $   288,894    $    1,076,237
                                 ================    ================    =============    ==============


    Information about the Company's operating segments:

                          Year ended December 31, 2002

                                      Event-            Model
                                    management        management    Cosmetics      Corporate          Total

     Total revenue             $     254,504      $    582,401     $   309,944             -     $   1,146,849
     Profit (loss) from
         operations                 (439,967)         (178,524)         82,115   $   (580,149)      (1,116,525)
     Interest expense               (108,140)          (26,277)             -               -         (134,417)
     Net income (loss)              (524,549)         (191,970)        82,115        (580,149)      (1,214,553)

     Salary waived by CEO
        and majority shareholder                                                      200,000          200,000
     Capital expenditures             13,443            14,240              -               -           27,683
     Depreciation and
         amortization                 12,326            10,161              -          15,543           38,030


                          Year ended December 31, 2001
                                      Event-            Model
                                    management        management     Cosmetics     Corporate          Total


     Total revenue           $       394,846   $       392,497  $     288,894             -      $   1,076,237
     Profit (loss) from
         operations                 (368,282)         (313,551)        89,101   $  (1,072,958)      (1,665,690)
     Interest expense                (44,103)          (11,723)             -               -          (55,826)
     Net income (loss)              (415,489)         (326,604)        89,101      (1,072,958)      (1,725,950)

     Shares issued for services            -                 -              -         270,000          270,000
     Capital expenditures              7,472                 -              -          16,534           24,006
     Depreciation and
          amortization                 9,030             7,388              -          15,544           31,962

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Thomas Monahan, CPA was our independent certifying accountant for the fiscal years ended December 31, 2001, 2000 and 1999. On November 25, 2002, we terminated his appointment and subsequently engaged Horwath Gelfond Hochstadt Pangburn, P.C., independent certified public accountants, as our certifying accountant. The termination of Thomas Monahan, CPA and appointment of Horwath Gelfond Hochstadt Pangburn, P.C. was approved by our board of directors.

     The reports of Thomas Monahan, CPA on our financial statements for the past two fiscal years for which Thomas Monahan, CPA provided such reports, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle except that such reports were modified with respect to our ability to continue as a going concern.

     In connection with the audits of the last two fiscal years ended December 31st and during the subsequent interim period preceding his dismissal, there were no disagreements between us and Thomas Monahan, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to his satisfaction, would have caused Thomas Monahan to make reference to the subject matter of the disagreement in connection with his reports.

     In connection with the audits of the last two fiscal years ended December 31st and during the subsequent interim period preceding his dismissal, Thomas Monahan did not advise us that:

(A) internal controls necessary for us to develop reliable financial statements did not exist;

(B) information had come to his attention that led him to no longer to be able to rely on our management's representations or made him unwilling to be associated with the financial statements prepared by our management;

(C) there was a need to expand significantly the scope of his audit, or that information had come to his attention during such time periods that if further investigated might: (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause him to be unwilling to rely on our management's representations or be associated with our financial statements;

(D) information had come to his attention that he had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

     We did not consult with Horwath Gelfond Hochstadt Pangburn, P.C. during the Company's fiscal years ended December 31, 2001, 2000 or 1999 and subsequent period through November 25, 2002 on the application of accounting principles to a specified transaction, the type of opinion that might be rendered on the Company's financial statements or any accounting, auditing or financial reporting issue.

     Form 8-K disclosing this change in auditors was filed with the Securities and Exchange Commission on December 5, 2002. Form 8-K disclosing the acquisition of Look Models International, Inc. was filed with the Securities and Exchange Commission on December 5, 2002.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

     As of December 31, 2002, Kingsgate's officers and directors were as follows:

Name                                  Age             Position

Wolfgang Schwarz                       52             President, Treasurer
Passauerplatz  #1                                     and a Director
Vienna 1010,  Austria

Uli Petzold                            42             Secretary and a
Passauerplatz  #1                                     Director
Vienna 1010,  Austria

     Below are the biographies of the officers and directors of Look Models:

     Wolfgang Schwarz, 51 - Chief Executive Officer, President, Chairman of the Board and Treasurer of Look Models and its subsidiaries since their inception:
Mr. Schwarz is an Austrian entrepreneur and of Kingsgate from September 6, 2002. He will serve a five year term. In 1974, after a short modeling and acting career, he founded a modeling agency called "The Girls and Boys" in Austria. The Girls and Boys thereafter expanded its business activities to Germany. The Girls and Boys is solely owned by Mr. Schwarz. While it still exists, it no longer conducts operations. In 1979, Mr. Schwarz launched a series of European contests for models using the name "The face of the 80's". In 1986 he started the Look of the Year contest in Austria and Hungary, and achieved considerable success with that concept. In 1986, he formed an Austrian company under the name Wolfgang Schwarz Sport- und Kultwveranstaltungen GmbH, Vienna. This company later changed its name to Look Eventmanagement GmbH, and is now a wholly owned subsidiary of Look Models International. In 1987, Mr. Schwarz established the first eastern European modeling agency in Hungary using the name "The Girls and Boys", which also became a market leader. In 1989, Mr. Schwarz and John Casablancas of the Elite Modeling Agency in New York, one of the leading model agencies in the world, agreed to develop the Look of the Year contest in 15 countries in Central and Eastern Europe. Since 1993, Look has been a large supplier of new faces to the modeling world. From 1994 to the present, Mr. Schwarz has built Look Models into a European contest platform and modeling agency, while continuing to discover and promote new faces. He has helped discover top models like Teresa Maxova, Nina Moric, Svetlana, Tatjana Dragovic and others, and has helped launch the careers of supermodels Naomi Campbell, Linda Evangelista and Karen Mulder in Europe.

     Uli Petzold, 42, Director and Creative Director from September 6, 2002 (the date of the merger) and will serve a five year term. Mr. Petzold was born in Frankfurt Germany and moved to Nuremberg after finishing his high school education and obtaining his Abitur (an extra educational degree indicating distinction from a German or Austrian university). There he completed an apprenticeship as a furrier in the studios of Marco International. By 1982 he was designing furs for Ansel & Ansel in Montreal Canada. After Montreal, New York and Tokyo, he accepted a call from Balenciaga Paris to head the fur division under the then director of Karl G. Kunert. The two formed a team, creating collections that were very successful, first and foremost in Japan and the United States. At the age of 27, Uli Petzold opened an atelier, a top floor studio, in the Avenue Victor Hugo, Paris and designed his own apparel lines under the label Petzold Paris. At the same time, he also opened for his German customers a studio in Bad Homburg. A contract with Jindo International to become a chief designer of the European Division took him back to Asia. Back to Europe, he designed a Petzold women's wear collection that the garment manufacturer Wiedekind licensed in place of Daniel Hechter Paris. Parallel to the stepwise development and extension of his own design company in Germany and USA, he ran a Petzold store under franchise in Germany. Later, Mr. Petzold designed the trend collection for a period of five seasons for AKZO, wrote copy for his own column in the Italian fashion press "Nella Moda di Uli Petzold", and received (as the only German) the "Oscar of the Haute Couture" for furs in 1985 and 1986 from the Academy of Fashion in Turin, Italy. From March 1991 to July 1993, he headed the international Trendtables as official trend advisor for prestigious trade fair Interstoff in Frankfurt.

     Since January 1995 his personal interests on design changed more and more to graphic, packaging, industrial and interior design. He stared to create his own home collection and was hired to design special interest products by the Ritzenhoff AG. Within a short period of time his name became well known in this business. From February 1996 to September 1997, he was asked by Mercedes Benz AG to design and develop a new corporate showroom interior. By the November 1997 the first two branches were opened in Germany. The design was licensed by Uli Petzold to implement the concept worldwide. In July 1998 he moved back to the USA. Since then he has operated the creative studios of the XODESIGNGROUP in Frankfurt Germany with his partner Kay Witte, and in Miami Beach, USA. Currently, Mr. Petzold operates Petzold New York, Inc., which conducts an international license business in New York, N.Y. Some of Mr. Petzold's clients include Mercedes Benz, Germany, Procter & Gamble / Cosmetic Division, London, Dolce & Gabbana / EuroItalia, Sahra Lee, London and Sanyo Fischer Vertriebs GmbH.


Item 10.  EXECUTIVE COMPENSATION

     Wolfgang Schwarz has a renewable five year employment agreement with Look Models dated June, 2000. He is paid a yearly salary of $350,000 ($200,000 in 2001). Mr. Schwarz agreed to forego his salary of $200,000 in 2002. As of December 31, 2002, the 2002 loss includes $200,000 of non-cash foregone salary imputed to Mr. Schwarz. Mr. Schwarz has made a firm commitment to fund the operating expenses for 2003 and to forego salary in 2003 until such time as profitable operations, capital raised from redemption of outstanding warrants, or future equity transactions provide Look Models the ability to pay his salary in accordance with his employment agreement. The determination as to the appropriate time to re-incur his salary will be made in good faith by Mr. Schwarz and the board of directors. In the meantime, his salary shall accrue. As of March 31, 2003, Mr. Schwarz' accrued but unpaid salary equaled 50,000. Mr. Schwarz has certified this commitment to Look Models in writing. This funding, if necessary, will be made as an at-market interest bearing loan to Look Models. Mr. Wolfgang Schwarz, has committed to provide a minimum of $200,000 additional funding in 2003 if required to support operations. Mr. Schwarz has also listed for sale a real estate investment and has committed to utilize the net proceeds from the sale, estimated to be $615,000, to support 2003 activities as required.

     Mr. Schwarz' employment agreement contained a provision stating that if $5 million dollars was not raised by March 2001, he could terminate his agreement with twenty days notice. Mr. Schwarz has waived this right. Thus, this provision is not enforceable.

     The following table sets forth information concerning compensation for services rendered to Look Models by its President and by its executive officers.


                           SUMMARY COMPENSATION TABLE

                             Long Term Compensation


                                   Restricted  Securities
Name and                               Other Annual     Stock     Underlying  LTIP       All
Principal    Year   Salary    Bonus    Compensation    Award(s)    Options   Payout     Other
Position             ($)       ($)        ($)             ($)      /SARs (#)  ($)     Compensation
----------   ----    ----      ------   ----------     ---------   ----------   ----  -------------


Look Models Officers and directors


Wolfgang(1)(2)
Schwarz,       2002    -0-       -0-        -0-           -0-        -0-        -0-         -0-
Chairman of
The Board,
President,
Treasurer      2001    200,000   -0-        -0-           -0-        -0-        -0-         -0-
Director       2000    350,000   -0-        -0-           -0-        -0-        -0-         -0-

Uli
Petzold,       2002    -0-       -0-        -0-           -0-        -0-        -0-         -0-
Secretary      2001    -0-       -0-        -0-           250,000    -0-        -0-         -0-
Director       2000    -0-       -0-        -0-           -0-        -0-        -0-         -0-




(1) Mr. Schwarz agreed to forego his salary of $200,000 in 2002. As of December 31, 2002, the 2002 loss includes $200,000 of non-cash foregone salary imputed to Mr. Schwarz. Mr. Schwarz has made a firm commitment to fund the operating expenses for 2003 and to forego salary in 2003 until such time as profitable operations, capital raised from redemption of outstanding warrants, or future equity transactions provide Look Models the ability to pay his salary in accordance with his employment agreement.


(2) Mr. Schwarz may terminate his employment with 60 days written notice. In the event he raises $5,000,000, he may terminate his employment with 20 days notice.


     No Board of Directors' fees have been paid.

     Additional Employee Benefits: Employees are provided health insurance.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table on the following page sets forth certain information regarding the beneficial ownership of our common stock as of the date of this annual report, and as adjusted to reflect the acquisition of Look Models. As 10,500,000 shares of our common stock have been issued to Look Models shareholders, and 1,000,000 shares of founder's stock has been transferred to them, they initially received that number of shares equal to 92% of Kingsgate. For purposes of this table, we have included the holdings of:

     + each person who is known by us to own beneficially more than 5% of our outstanding common stock;

     +    each of our officers and directors; and

     +    all of our directors and officers as a group.


                        Shares of Common
  Name/Address          Stock Beneficially Owned
  Beneficial        before sale of 3,000,000 shares           Class
                            In this Offering                  Owned

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

(3) Mr. Thomas Roeggla is the control person of Nautilus Management and of AktienInvestor.com.

     None of the current stockholders have received or will receive any extra or special benefits that were not shared equally by all holders of shares of our common stock.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 6, 2002, we acquired Look Models International, Inc. All issued and outstanding shares of common stock of Look Models are being exchanged for an aggregate of 10,500,000 of our shares of common stock, in proportion to the holdings of the Look Models stockholders. In addition, our founding stockholders will transfer to Wolfgang Schwarz, 1,000,000 of their shares. The former stockholders of Look Models will own 11,500,000 shares of our common stock representing 92% of the combined entity and 74.2% of the combined entity assuming all 3,000,000 shares are sold pursuant to this offering.


     In November 2002, Mr. Schwarz negotiated a deal to purchase Munich Models GmbH, a German model agency. This contract was subsequently terminated.

     Advances payable, related party, represent amounts advanced to Look Models by its president and principal shareholder. The advances are unsecured, payable on demand and do not bear interest. At December 31, 2002 and 2001 such amounts were $892,121 and $812,911, respectively. As of November 1, 2002, Mr. Schwarz has made advances of $850,000 to Look Models. Look Models' president, Wolfgang Schwarz, has agreed to postpone his claim for amounts owed to him by the company through 2002, or until funds are acquired through redemption of outstanding warrants, future equity transactions or profitable operations which will provide the means for repayment.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 99.1  Form 906 Certification

         Reports on Form 8-K

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




/s/Wolfgang Schwarz
--------------------------                      Dated: April 15, 2003
Wolfgang Schwarz
President, Director

/s/Uli Petzold
--------------------------                      Dated: April 15, 2003
Uli Petzold
Secretary, Director

        CERTIFICATION PERSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


     I, Wolfgang Schwarz, certify that:

1.   I  have   reviewed   this  annual   report  on  Form  10-KSB  of  Kingsgate
     Acquisitions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  April 15, 2003

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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Kingsgate Acquisitions, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Wolfgang Schwarz, President, Chief Executive Officer, and Chief Financial Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                            /s/ Wolfgang Schwarz

                                            Principal Executive Officer,
                                            Principal Financial Officer,
                                            Principal Accounting Officer

                                            April 15, 2003



     A signed original of this written statement required by Section 906 has been provided to Kingsgate Acquisitions, Inc. and will be retained by Kingsgate Acquisitions, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.