Form 10QSB
period 2003-03-31
KINGSGATE ACQUISITIONS INC
filed 2003-05-19
CIK 1096141

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from -------------- to --------------

                        Commission File Number: 333-99419

                          Kingsgate Acquisitions, Inc.
                 (Successor to Look Models International, Inc.)
                  ---------------------------------------------
                             (Name of small business
                             issuer in its charter)


          Delaware                         5999                  98-0211672
--------------------------------- -------------------------- -------------------
(State or other jurisdiction      (Primary standard             (IRS Employer
of incorporation or organization) industrial class code No.) Identification No.)



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

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. NA

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 12, 2003, there are 12,520,000 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          KINGSGATE ACQUISITIONS, INC.
                 (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.)
                 MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

Special Note Regarding Forward Looking Information                    3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                          4
Item 2. Management's Discussion and Analysis                         15
Item 3. Controls and Procedures                                      20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                            21
Item 2. Changes in Securities and Use of Proceeds                    21
Item 3. Defaults Upon Senior Securities                              21
Item 4. Submission of Matters to a Vote of Security Holders          21
Item 5. Other Information                                            21
Item 6. Exhibits and Reports on Form 8-K                             21

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          KINGSGATE ACQUISITIONS, INC.
             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)



ASSETS

Current assets

   Cash and cash equivalents                                    $         5,500
   Trade accounts receivable, net                                       449,583
   Inventories                                                           17,510
   Prepaid expenses and other current assets                             64,268
                                                                ---------------
Total current assets

                                                                        536,861

   Property and equipment, net                                           43,560
   Intangible assets, net                                               100,303
   Deposit                                                               16,281
                                                                ---------------
                                                                        160,144
Total assets                                                    $       697,005
                                                                ===============
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities

   Trade liabilities                                            $       602,408
   Accrued expenses and other current liabilities                       271,645
   Advances payable, related party                                    1,051,081
   Short-term borrowings                                              1,999,789
                                                                ----------------
Total liabilities (all current)
                                                                      3,924,923

Commitments and contingencies

Shareholders' deficit:

   Preferred stock, $0.001 par value; 5,000,000
     shares authorized; none issued
   Common stock, $0.001 par value;
     45,000,000 shares authorized
     12,520,000 shares issued and outstanding                            12,520
   Additional paid-in-capital                                         3,235,968
   Accumulated deficit                                               (6,270,069)
   Accumulated other comprehensive loss                                (206,337)
                                                                 ---------------
          Total shareholders' deficit                                (3,227,918)
                                                                 ---------------

Total liabilities and shareholders' deficit                     $       697,005
                                                                ================


                 See notes to consolidated financial statements

                          KINGSGATE ACQUISITIONS, INC.
             (SUCCESOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)



                                          March 31, 2003         March 31, 2002

Sales                                    $      347,487          $    255,978
Cost of sales                                  (178,409)              (92,375)
                                         ----------------        ---------------

Gross profit                                    169,078               163,603
                                         ----------------        ---------------

Selling expenses                               (165,025)             (157,715)
Administrative expenses                        (128,730)             (183,555)
                                         ----------------        ---------------

                                               (293,755)             (341,270)

Loss from operations                           (124,677)             (177,667)
                                         ----------------        ---------------

Interest expense                                (15,017)              (19,883)
Other, net                                        2,548                (8,145)
                                         ----------------        ---------------

                                                (12,469)              (28,028)

Net loss                                  $    (137,146)        $    (205,695)
                                         ================        ===============

Net loss per share -
   basic and diluted                      $       (0.01)        $       (0.02)
                                         ================        ===============

Average shares of common stock
   outstanding                               12,506,222            12,455,693
                                         ================       ================






                 See notes to consolidated financial statements

                          KINGSGATE ACQUISITIONS, INC.
                  (SUCCESOR TO LOOK MODELS INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENT OF CHANGES IN
                  SHAREHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
                  THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)



                                                                                                   Accumulated
                                               Common stock         Additional                        other
                                           ----------------------    paid-in      Accumulated     comprehensive
                                            Shares        Amount     capital        deficit            loss          Total
                                          -----------    --------   ----------  --------------    --------------  -------------



Balances at January 1, 2003               12,500,000    $ 12,500   $ 3,167,988   $ (6,132,923)      $ (95,867)    $ (3,048,302)

Sale of common stock pursuant to
   private placements, net                    20,000          20        17,980                                          18,000
Salary waived by CEO and majority
    shareholder                                                         50,000                                          50,000
Comprehensive loss:
   Net loss                                                                          (137,146)                        (137,146)
   Foreign currency translation adjustment                                                           (110,470)        (110,470)

Comprehensive loss                                                                                                    (247,616)
                                          -----------   ----------  -----------  -------------     -----------    -------------

Balances at March 31, 2003 (unaudited)    12,520,000    $  12,520  $ 3,235,968   $ (6,270,069)     $ (206,337)    $ (3,227,918)
                                          ===========   ========== ============  =============     ===========    =============





                 See notes to consolidated financial statements

                          KINGSGATE ACQUISITIONS, INC.
             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                March 31, 2003  March 31, 2002

Cash flows from operating activities:


   Net loss                                                     $ (137,146)   $    (205,695)
                                                                 ------------   -------------
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization                                     9,158            7,866
   Salary waived by CEO and majority shareholder                    50,000           50,000
   Changes in assets and liabilities:
      Increase in accounts receivable                             (246,790)        (156,785)
      Decrease in inventories                                       84,558            3,921
      Decrease in prepaids and other current assets                 25,065           92,253
      (Decrease) increase in trade accounts payable                  9,104         (133,977)
      (Decrease) increase in accrued expenses and
        other liabilities                                           21,503          (53,077)
      (Decrease) increase in advance payable related party         137,068          (99,344)
                                                                 ------------   -------------

                                                                    89,666         (289,143)
                                                                 ------------   -------------

   Net cash used in operating activities                           (47,480)        (494,838)
                                                                 ------------   -------------

Cash flows from investing activities:

   Capital expenditures                                               (615)          (7,454)
                                                                 ------------   -------------

   Net cash used in investing activities                              (615)          (7,454)
                                                                 ------------   -------------

Cash flows from financing activities:

   Increase in short-term borrowings, net                           15,821          487,233
   Proceeds from note payable, related party                             -           70,000
   Proceeds from issuance of common stock                           18,000           12,619
                                                                 ------------   -------------

   Net cash provided by financing activities                        33,821          569,852
                                                                 ------------   -------------

Effect of exchange rate changes in cash and cash
   equivalents                                                      (2,991)           3,046

Net (decrease) increase in cash                                    (17,265)          70,606

Cash and cash equivalents, beginning                                22,765           46,203
                                                                  -----------    ------------

Cash and cash equivalents, ending                               $    5,500       $  116,809
                                                                 ============    ============

Supplemental disclosures of cash flow information:

   Cash paid for interest                                       $   15,017       $   19,883
                                                                 ============   =============



                 See notes to consolidated financial statements

                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



     1. Interim financial statements:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2003, are not necessarily indicative of the results of the full year.

     2. Management's plans:

     The Company's financial statements for the years ended December 31, 2002 and 2001 (not included herein) and for the three months ended March 31, 2003 and 2002 (unaudited) show that the Company has incurred net losses of $1,214,553, $1,725,950, $137,146 and $205,695 respectively, and has a shareholders' deficit and a working capital deficiency of $3,227,918 and $3,388,062, respectively, as of March 31, 2003. The Company has experienced uncertainty in meeting its liquidity needs and has relied on outside investors and its principal shareholder to provide funding. Management's plans in connection with these criteria are as follows:

     a. The Company's president and majority shareholder has agreed to postpone his claim for amounts owed to him by the Company and to utilize funds from capital raised from redemption of outstanding warrants, future equity transactions or profitable operations as a means of repayment. At March 31, 2003 such amounts were $1,051,081 (unaudited). In addition, the president and majority shareholder has guaranteed to fund the operating expenses for 2003, and to forego salary in 2003 until such time as profitable operations, capital raised from redemption of outstanding warrants, or future equity transactions provide the Company the ability to pay his salary in accordance with his employment agreement. The loss for the three months ended March 31, 2003 includes $50,000 of non-cash foregone salary imputed to the Company's president.

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

     3. Merger

     On September 6, 2002, Look Models International, Inc. (LMI) completed a merger with Kingsgate Acquisition ("Kingsgate"), a development stage corporation, organized on September 28, 1999 as a vehicle to acquire or merge with a business.

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

     4. Concentration of credit risk:

     The Company grants credit to its customers, generally without collateral. At March 31, 2003 $295,694 (unaudited) of net trade receivables were due from three customers. During the three months ended March 31, 2003 (unaudited) one Eventmanagement, one Model Management and one cosmetics customer accounted for 45%, 26% and 29% (unaudited) of sales, respectively. During the three months ended March 31, 2002 (unaudited) one cosmetics customer accounted for 28% (unaudited) of sales.

     5. Inventories

     Inventories consist of cosmetic products ready for sale and are valued by using the first-in, first-out (FIFO) method at the lower of cost or market.

     6. Property and equipment:

       Property and equipment consists of:

     Office and computer equipment                              $    126,093
     Less accumulated depreciation                                   (82,533)
                                                                -------------

                                                                $     43,560

     Property and equipment is predominantly located in Austria.

     7. Short term borrowings:

     Short-term borrowings consisted of:

     Line of credit,  interest  at 4.5%;
     outstanding  balance due in June 2003;
     collateralized by the Company's receivables
      and guaranteed by the Company's  president                   $ 195,808

     Line of credit,  interest  at 4.5%;
     outstanding  balance due in June 2003;
     collateralized by the Company's receivables
      and guaranteed by the Company' president                       475,915

    Line of credit, interest at 7.875%;
    outstanding balance due in June 2003;
    collateralized by the Company's receivables
    and guaranteed by the Company's president                        156,610

    Overdraft on bank accounts, interest at 4.5%                   1,171,456
                                                                  -----------

                                                               $   1,999,789
                                       10

8.  Income taxes:

     The reconciliation between the effective tax rate and the statuary U.S. federal income tax rate is as follows:

                                                March 31, 2003    March 31, 2002
                                                 (unaudited)        (unaudited)
                                                --------------    --------------

    Computed "expected" tax benefit                    34.00%          34.00%
    Operating losses for which a
       benefit has not been recognized                (34.00%)        (34.00%)
                                                     ----------      ---------
                                                          -               -
                                                     ==========      =========


       The Company's deferred tax assets are as follows:

                                                  March 31, 2003  March 31, 2002
                                                    (unaudited)    (unaudited)

     Net operating loss carry forwards (foreign)    $   839,512    $   659,157
     Net operating loss carry forwards (U.S.)           993,704        794,746
     Deferred tax asset valuation allowance          (1,833,216)    (1,453,903)
                                                    ------------   ------------
     Net deferred tax assets                        $        -     $        -
                                                    ============   ============


     In foreign tax jurisdictions, the company is subject to income tax on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's Bahamian subsidiary is not liable for income tax. The Company's Austrian and Czech Republic operations are subject to income tax at 34%. Other European operations are not significant.

     At March 31,  2003  (unaudited)  the Company  has  foreign  operating  loss carryforwards of approximately $2,469,000, and U.S. operating loss carryforwards of approximately $2,923,000. At March 31, 2002 (unaudited) the Company had foreign operating loss carryforwards of $1,938,639, and U.S. operating loss carryforwards of $2,300,000. Effective January 1, 2001 the Austrian tax law was changed so that loss carryforwards can only be used to offset up to 75% of the taxable income of a single year.

     Austrian tax losses are available for offset indefinitely, and U.S. tax losses are available for offset through 2023.

        The income tax returns of the Company's Austrian subsidiaries have been audited through 1997. The Company does not believe that income tax audits (if any) for later years will result in any material Austrian income taxes.

9.  Related parties:

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

10.  Shareholders' equity:

     During the three months ended March 31, 2003, the Company issued 20,000 shares of common stock for $18,000 net. These shares were issued in private placements.

     During the three months ended March 31, 2003 the Company's president and majority shareholder waived salary of $50,000 (unaudited) due under the terms of his employment contract with the Company. The Company has accounted for the waived salary as a capital contribution by the majority shareholder resulting in an increase in additional paid-in capital of $50,000 (unaudited).

11.  Operating segments:

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

     A summary of sales by country is as follows:

                                     March 31, 2003 (unaudited)

                             Event-         Model
                           management    management      Cosmetics      Total
                           ----------    ----------      ---------      -----

Austria                    $  110,264    $  36,042        $     82   $  146,388
United States of America        4,217            -               -        4,217
Other countries                48,097       64,308          84,477      196,882
                           ----------    ---------          ------     --------

     Totals                $  162,578    $ 100,350        $ 84,559   $  347,487
                           ==========    =========         ========  ==========

                                         March 31, 2002 (unaudited)

                             Event-         Model
                           management    management      Cosmetics     Total
                           ----------    ----------      ---------     -----


Austria                    $  40,475    $   44,192        $      -    $  84,667
United States of America           -             -          93,201       93,201
Other countries               16,270        61,840               -       78,110
                           ---------    ----------        --------    ---------

     Totals                $  56,745    $  106,032        $ 93,201    $ 255,978
                          ==========    ==========        ========    =========

    Information about the Company's operating segments:



                                              March 31, 2003 (unaudited)

                                   Event-        Model
                                 management    management      Cosmetics      Corporate       Total
                                 ----------    ----------      ---------     ----------       ------

     Total revenue                $  162,578    $   100,350    $  84,559               -    $  347,487
     Profit (loss) from
         operations                   22,533         28,231         (874)     $ (174,567)     (124,677)
     Interest expense                (11,746)        (3,271)           -               -       (15,017)
     Net income (loss)                15,341         22,954         (874)       (174,567)     (137,146)

     Salary waived by CEO
        and majority shareholder                                                  50,000        50,000
     Capital expenditures                  -            615            -               -           615
     Depreciation and
         amortization                  3,279          1,994            -           3,885         9,158



                                                    March 31, 2002 (unaudited)

                                     Event-        Model
                                   management    management     Cosmetics      Corporate          Total
                                   ----------    ----------     ---------      ---------         --------


     Total revenue                 $  56,745     $ 106,032      $  93,201               -        $ 255,978
     Profit (loss) from
         operations                 (103,456)      (20,077)        77,914     $  (132,048)        (177,667)
     Interest expense                (15,719)       (4,164)             -               -          (19,883)
     Net income (loss)              (127,320)      (24,241)        77,914        (132,048)        (205,695)

     Salary waived by CEO
        and majority shareholder           -             -              -          50,000           50,000
     Capital expenditures              6,996           458              -               -            7,454
     Depreciation and
         amortization                  1,883         2,650              -           3,333            7,866


ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS

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

     Results of Operations
     ---------------------

Three months ended March 31, 2003 compared with the three months ended March 31, 2002
--------------------------------------------------------------------------------

     For the three months ended March 31, 2003, revenue increased from the three months ended March 31, 2002. Revenue for the three months ended March 31, 2002 was $255,978, and revenue for the three months ended March 31, 2003 was $347,487 (a 35.8% increase). The cost of sales of $178,409 for the three months ended March 31, 2003 is higher than the cost of sales of $92,375 in the three months ended March 31, 2002. Accordingly, there was an increase in Look Models' gross profit for the three months ended March 31, 2003. Specifically, the gross profit for the period ended March 31, 2002 was $163,603, or 63%, and for the three months ended March 31, 2003, the gross profit was $169,078, or 48.7%. This decrease in gross margin results primarily from the Company's cosmetic segment. Selling expenses for the three months ended March 31, 2003 as compared to the selling expenses for the three months ended March 31, 2002 show a slight increase from $157,715 to $165,025, or 5%. Administrative expenses decreased for the three months ended March 31, 2003 compared to those for the three months ended March 31, 2002. Administrative expenses were $128,730 for the three months ended March 31, 2003, and were $183,555 for the three months ended March 31, 2002, a 29.9% decrease. This is because the Company did not re-incur certain costs attributed to preparing for its public registration. It is also a result of the Company's upgrading its accounting and financial controls. Look Models posted a net loss for the three months ended March 31, 2003 of $137,146. The net loss for the three months ended March 31, 2003 was a decrease of 33.3% over the net loss for the three months ended March 31, 2002 of $205,695.

     The loss for the three months ended March 31, 2003 can be divided into a loss from U.S. operations, and a profit from European operations. The loss for the three months ended March 31, 2003 from U.S. operations was $174,567, while the profit from European operations was $37,421. For the three months ended March 31, 2002, the Company incurred a loss from European operations of $73,647 and a loss from U.S. operations of $132,048. The loss from U.S. operations for the three months ended March 31, 2003 of $174,567 shows an increase of 32% compared to the loss for the three months ended March 31, 2002. The increase is mainly due to costs incurred from the organisation of the International Fashion Day event in Prague.

Liquidity and Capital Resources
-------------------------------

Working Capital, Debt and Liquidity
-----------------------------------

     Although Look Models had a shareholders' deficit as of March 31, 2003 of $3,227,918, Look Models believes that it will have the capital resources for the next twelve (12) months in order to operate its business due to:

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

(3)  Look Models'  internal and  external  sources of liquidity  are as follows:
     Externally, Look Models hopes to continue its past strategy of obtaining funding from the sale of its stock to outside investors, some of whom are already current shareholders of Look Models. Internally, Look Models expects to fund its operations from revenues and acquisitions using stock, and expects to increase its revenues, while stabilizing its expenses. Look Models has outstanding claims against third parties which management believes will result in cash receipts and debt extinguishment during 2003 totaling approximately $165,000.

(4) Deferred Repayment. The President and majority shareholder of Look Models has deferred repayment of loans due to him until Look Models achieves profitability, or is successful in securing follow-on financing. An example of follow-on financing that would be used to repay Mr. Schwarz' loan is through warrant exercise. If our offering, which is currently in registration is fully subscribed there will be 6,000,000 warrants outstanding. Upon exercise of these 6,000,000 warrants, Look Models will receive gross proceeds of $6,250,000. We intend to use 25% of the warrant proceeds to pay outstanding officer loans and 75% of the warrant proceeds for marketing our cosmetics and accessory lines. There can be no assurance that the warrants will be exercised or that Look Models will return to profitability. Mr. Schwarz has not guaranteed the extension of this loan and could, potentially, seek some loan repayment out of revenues generated.

(5)     Lines of Credit and Overdrafts.

     Look Models has the following lines of credit from Tiroler  Sparkasse Bank,
Austria:

    At March 31, 2003 short-term borrowings consisted of:

    Line of credit, interest at 4.5%;
    outstanding balance due in June 2003;
    collateralized by the Company's receivables
    and guaranteed by the Company's president                 $ 195,808

    Line of credit, interest at 4.5%;
    outstanding balance due in June 2003;
    collateralized by the Company's receivables
    and guaranteed by the Company's president                   475,915

    Line of credit, interest at 7.875%;
    outstanding balance due in June 2003;
    collateralized by the Company's receivables
    and guaranteed by the Company's president                   156,610

    Overdraft on bank accounts, interest at 4.5%              1,171,456
                                                              ----------

                                                          $   1,999,789

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

Planned Acquisitions

     As Look Models believes it would be more cost effective to acquire existing agencies in certain markets, rather than to open up new offices in said markets, Look Models plans to form strategic alliances, through either commission agreements or acquisitions of modeling agencies in some of the world's modeling centers, such as New York, London, Paris, Milan, and Munich. Look Models may also seek to purchase companies, or assets that will benefit, or assist its production and distribution capabilities in its cosmetics business. In general, Look Models intends to use stock in large part to finance acquisitions. If funds are required, such funds would come out of revenue or working capital, if available, or could be raised through subsequent offerings. In November 2002, Mr. Schwarz executed a contract to acquire Munich Models GmbH, a privately owned German model agency. This contract was subsequently terminated by the parties. We are not currently involved in negotiations to acquire any other agency.

Planned Ventures

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

Description of Material Risks and Management's Strategy to Offset Risk

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

ITEM 3. CONTROLS AND PROCEDURES

     On March 14, 2003, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgement in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

     Exhibit 99.1 Form 906 Certification.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

/s/Wolfgang Schwarz
--------------------------                             Dated: May 16, 2003
Wolfgang Schwarz

Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 16, 2003

                          /s/ Wolfgang Schwarz
                          --------------------------
                          Wolfgang Schwarz
                          Principal Executive Officer
                          Principal Financial Officer
                          Principal Accounting Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Kingsgate Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wolfgang Schwarz, President, Chief Executive Officer, and Chief Financial Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 12(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the Report.

                         /s/ Wolfgang Schwarz
                          --------------------------
                          Wolfgang Schwarz
                          Principal Executive Officer
                          Principal Financial Officer
                          Principal Accounting Officer

                                                              May 15, 2003

     A signed original of this written statement required by section 906 has been provided to Kingsgate Acquisitions, Inc. and will be retained by Kingsgate Acquisitions, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.