Form 10KSB/A
period 2002-12-31
KINGSGATE ACQUISITIONS INC
filed 2003-07-14
CIK 1096141

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

As of July 9, 2003 there were 12,520,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

                                   TABLE OF CONTENTS

Item Number and Caption

PART I

ITEM 1. Description of Business............................................... 2

ITEM 2. Description of Properties.............................................15

ITEM 3. Legal Proceedings.....................................................15

ITEM 4. Submission of Matters to a Vote of Security Holders...................15

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters..............15

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

ITEM 7. Financial Statements................................................. 32

ITEM 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Matters..................................... 33

PART III

ITEM 9. Directors and Executive Officers..................................... 34

ITEM 10. Executive Compensation.............................................. 36

ITEM 11. Security Ownership of Certain Beneficial Owners
         and Management...................................................... 38

ITEM 12. Certain Relationships and Related Transactions...................... 39

ITEM 13. Exhibits and Reports on Form 8-K.................................... 39

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

o Our founders transferred a portion of their shares to the following parties in consideration of various services. R. Scott Barter acted as a finder for this transaction. The founders have transfered 125,000 shares of their founders' stock to him. Jack Rubinstein acted as a finder for this transaction and will act as advisor to the company in respect to locating key executives and strategic alliances as well as in the provision of product marketing advice. The founders have transfered 125,000 shares of their founders' stock to him. Mr. Richard Cohen acted as a finder for this transaction and will act as an advisor to the company in connection with the management and marketing expertise gained from his business experience, including but not limited to his service as the former president of General Media, Inc. The founders have transfered 125,000 shares of their founders' stock to him.

Description  of  the  Business  of  Look  Models  International,  Inc.
----------------------------------------------------------------------

     Business Development:
     ---------------------

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

     o    a modeling agency

     o    a talent scout and talent development business,

     o    a promotional event management and event licensing business, and

     o    a product development and distribution business.

     The corporate structure of Kingsgate Acquisitions, Inc. (successor to Look Models International, Inc.) and its affiliates is as follows:

                   ------------------------------------------
                          Kingsgate Acquisitions, Inc.
                                  Delaware, USA
                    -----------------------------------------
                                      100%
                         Look Models International, Inc
                                  Delaware, US
                                      100%
                    -----------------------------------------
                              Fordash Holdings Ltd
                                     Bahamas
                                      100%
                    -----------------------------------------

                            Look Eventmanagement GmbH
                                 Vienna, Austria
                  -----------------------------------------

                   100%                                    100%
 --------------------------------------      ----------------------------------
          Look Model Management GmbH          Look Model Management spol sro
             Vienna, Austria                       Prague, Czech Republic
 --------------------------------------        ---------------------------------

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

     The remaining elements of the Look Models' family of companies are as follows: Fordash owns all the issued and outstanding stock of Look Eventmanagement GmbH, an Austrian company organized in 1986 under the name Wolfgang Schwarz Sport- und Kultwveranstaltungen GmbH, Vienna. Look Eventmanagement owns all the issued and outstanding stock of two companies, Look Model Management GmbH, an Austrian company, 1975 and Look Model Management spolsro, 1998 a Czech Republic company.

Operations of Look Models
-------------------------

     Look Models and its  subsidiaries  operate its business in three  segments:
Event Management, Model Management and Product Development and Distribution.

      Event Management:
      -----------------

     Look Eventmanagement GmbH operates an event management and model scouting business. It sources new models and organizes model search and contest events. While we have not secured any significant sponsorship contracts, our events have been sponsored by a wide variety of companies, including hotels, manufacturers and national airlines. Our events are attended by agents and industry professionals in the hope of signing on new models. The selected models' contracts are signed through Look Model Management. In addition to hosting these events itself, Look Eventmanagement licenses to third parties the right to operate these events, and obtains a license fee and continued royalties pursuant to such licenses.

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


     The licensing deals are promoted by word of mouth and are targeted towards companies with expertise in event promotion. Look has entered into approximately ten license agreements to date. The license is limited to a country and the term of the license is one year. Licensees organize the model search and contest events with the guidance and under the oversight of Look Eventmanagement. The structure of a licensing deal is that Look Eventmanagement is paid an initial licensing fee between $15,000 and $50,000 and retains a portion of the Revenue generated from sponsors of the events. For the year 2000, we derived an aggregate of $135,937 in event fees (12.63% of gross revenue), $113,952 was generated through sponsorship fees and $21,985 through licensing fees. For the year 2001, we derived an aggregate of $107,609 in event fees (8.81% of gross revenue), $7,267 was generated through sponsorship fees and $100,342 through licensing fees. For the year 2002, we derived an aggregate of $41,056 in event fees (5.79%), $38,969 was generated through sponsorship fees and $2,086 through licensing fees. Look has not generated any license fees during the three months ended March 31, 2003.


     The role of the sponsor is to finance the event. The sponsors finance these events in order to gain media attention and consumer support. They gain advertising space, are included in a promotional package prepared for the event and gain Internet coverage on the Look website. Typical terms of a contract with a sponsor would state that the sponsor would provide financing for the event. Generally, there are tiers of sponsorship, ranging from 40% to 100% of the cost of the event from prominent sponsors, down to much lesser amounts from smaller sponsors. Print space, as well as Television and Internet coverage and air-time granted is allocated in accordance with amount paid by the sponsor. Local events range in cost from $100,000 to $150,000. The International Final costs between $350,000 and $500,000. The financing from the international sponsorships is paid directly to Look Eventmanagement. Upon receipt, we pay over 50 to 70 % of this amount to the licensee. We retain the remainder as our income. The financing from local (the country of the event) is paid directly to the licensee. Look Eventmanagement is paid a commission of between 10 and 30% of the total amount.

     In the event marketing, licensing and sponsorship businesses, Look Models targets companies with expertise in event marketing, and is focusing its efforts to sign up licensees in major European markets. In 2002, Look Models through Look Eventmanagement targeted several countries in which it has already developed strategic licensing relationships, including Slovakia, Czech Republic, Hungary, Turkey, Portugal, Poland, Ukraine, Luxemburg, Romania and the Baltic nations. While Look Models has secured no significant license agreements, it has developed small licensee relationships in each of these countries. Look Models also intends to solicit franchises in these countries for the Look and Catwalk branded products. In addition, the event management company is designing a new, worldwide Internet oriented model contest in order to further generate revenues through licenses and sponsorship fees. The purpose of the Internet oriented model contest is to be a virtual scout for Look Models. Management of Look Models believes that a worldwide Internet oriented model contest will open up a worldwide venue for its search for modeling talent. A young model in any far off country will be able to scan a picture of herself onto the Look Models web-site and be included in our model contest. In addition to the model gaining access to a professional search event without incurring the expense of travel, we believe sponsors will look upon this as a worldwide venue for their advertising promotions.


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

     Model Management:
     -----------------

     Look Model Management GmbH ("Look Model Management") operates a model agency in Austria, and through offices leased by Event Management, it operates model agencies in Slovakia. Look Model Management spol sro operates a model agency in the Czech Republic ("LMM Czech"). These Companies, like the rest of the industry, contract with models and place them at other agencies around the world as well as directly with clients, such as public relations firms, cosmetics and clothing companies, fashion event organizers, consumer goods companies, the media, airlines, and so forth. Examples of other agencies with which Look Model Management has contracts and has placed models include:
Wilhelmina, Ford, IMG, Vision and Elite. Examples of clients which with Look Models Management has contracted for the direct placement of models are Nina Ricci Paris, Chanel, Mango, Grey Worldwide, Unilever and P&G.


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

     For the year 2000, we derived an aggregate of $860,849 in model bookings $409.438 of which were our commission fees. $752,352 (87.4%) of these bookings (300,940) (73.5%) of our commission fees) was generated through the placement of models directly with clients and $108,497 (12.6%) of these bookings (108,497) (26.50%) of our commissions) was generated through commission agreements with other agencies. For the year 2001, we derived an aggregate of $443,848 in model bookings $273,250 of which were our commission fees. $284,329 (64.06%) of these bookings (113,731 (41.62%) of our commission fees) was generated through the placement of models directly with clients and $159,519 (35.94%) of these bookings (159,519 (58.38%) of our commissions) was generated through commission agreements with other agencies. For the year ended December 31, 2002, we derived an aggregate of $ 582,401 in bookings, $ 329,639 of which being our commission fees, $ 443,545 (76.16%) in bookings ($ 190,783 (57.87%) in our commission fees)
was generated through the placement of models directly with clients and $138,856 (23.84%) ($ 138,856 (42.12%) in our commission fees) was generated through commission agreements with other agencies. For the three months ended March 31, 2003, we derived an aggregate of $100,350 in model bookings $36,042 (36%) through direct bookings and $64,308 (64%) through commission agreements with other agencies.



     Currently, Look Models through Look Model Management and LMM Czech, LMM Bratislava, LMM Belgrade and its franchisee Mango Models Warsaw has contracted with approximately 350 models worldwide, which it books directly through all the Look branches and places them worldwide through other agencies pursuant to commission sharing arrangements. The amount of revenues generated by business from Austria was $912,541 in 2000 (75% of total revenue), $466,141 in 2001 (43%
of total revenue), $242,914 in 2002 (21% of total revenue) and $146,388 (42% of total revenue) for the three months ended March 31, 2003. The rest was international income. Look Models currently represents high profile models, among others , such as Naomi Campbell, Linda Evangelista, Karolina Kurkova, Ana Beatriz, Isabeli, Viera, Natasa Vojnovic in Eastern and Central Europe, including Austria, Slovakia, Hungary, Czech Republic, Poland, Germany, Yugoslavia. LMM has booked Ms. Campbell's services approximately five times. LMM has booked Ms. Claudia Schiffer services's approximately four times and Ms. Evangilista's services approximately three times. Generally, Look Models through Look Model Management have derived an approximate aggregate of 20% of their total revenue from bookings of the high profile models. Although no assurance can be given, Look expects to continue to offer services to such high profile, established models. However, Look Models' strategy, through Look Model Management is to invest in the future of young models in the hope that it will benefit when these models develop in their careers. Until today Look founded and built the careers of young top models like: Kristina Chrastekova, Anna Tokarska, Viera Schottertova, Petra Kvapilova, Alzbieta Syrovatkova, Barbara Temova and many others. However, no assurance can be given that Look Models will ever receive a return on its investment in a significant number of its models due to a variety of factors. Some factors include changing consumer tastes, personal difficulties of the models, emotional inability to perform in the modeling world, lack of modeling assignments, economic downturns and more affordable replacements for models.


     Look Models has constructed what it believes to be the first Internet portal with a copyrighted proprietary software that enables worldwide bookings online. The website has been operational since July 2002. Look Models utilizes the booking portal as an additional avenue to find new talent and as a way to book this talent with all its traditional clients. Look Models has digitized photographs, biographies and booking calendars for its modeling talent. Other modeling agencies as well as direct clients can apply for a code that will enable them to gain access to the models' files. The potential clients will be able to select a model, access her calendar and directly book the model's services through her online calendar. Time and money associated with travel, scheduling and meetings can be thereby greatly reduced. Look Models believes that the savings of time and money as well as the convenience of online booking will provide increased bookings and thereby increased revenues for Look Models. The web-site is located at www.link2look.com. Look Models intends to use its portal web-site aggressively and, while no assurance can be given, believes, based on cost and time savings, that this global booking structure is the future of the business. Clients have already taken advantage of utilizing Look Models' new software such as Nina Ricci, Paris, Grey Worldwide, TRIUMPH international, Chanel, many mail order companies and the major fashion magazines, such as Vogue, Elle, Glamour and Marie Claire. In 2002, 76.16% ($ 443,545) of the overall Model Management's revenue ($ 582,401) resulted from international bookings. For the three months ended March 31, 2003, 64% ($64,308) of the overall Model Management's revenue ($100,350) resulted from international bookings. The software allows the Company to enhance model movement activities and to create demand in those markets where the software permits the direct booking of models. Although we are just beginning to utilize our software, model management revenues increased by more than 55% in 2002 compared to 2001. For the three months ended March 31, 2003, model management revenues were $100,350 compared to $106,032 for the three months ended March 31, 2002, a 5% decrease. Management does not view this decrease as significant.

     In addition, part of Look Models' business plan is to form, acquire and/or develop strategic relationships with other model agencies in the world's top markets. This strategy involves seeking out other model agencies with solid organizations and good reputations that enable them to place models with top commercial clients. In November 2002, Mr. Schwarz executed a contract to acquire Munich Models GmbH, a privately owned German model agency. This contract was subsequently terminated by the parties because Look Models did not have the finances to complete the acquisition. Look Models still continues to do business with Munich Models Gmbh and considers its relationship with Munich Models to be a good one. The letter of termination from Munich Models did not address the possibility of entering into a merger agreement at a later time. In the event our company is able to raise funds and re-open negotiations with Munich Models, we would like to use proceeds from this offering for the costs associated with the acquisition and integration costs of this agency. We are not currently involved in a negotiation to acquire any other agency.


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


     Licensing.
     ----------

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

     Product Design and Distribution:
     --------------------------------

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


     Look Models has negotiated a deal with Coty Beauty, a division of Coty, to develop a fragrance line under the Pret-a-Porter brand. The parties are currently drawing up a written license agreement. Look Models has received a letter dated March 28, 2003, from Massimillano Ferari, Marketing Director of Coty Beauty confirming Coty's intent to finalize their agreement with Look Models.

     On November 15, 2001, Look Models entered into a five year, renewable International Production and Distribution Agreement with Dialpack, Inc., a German corporation, pursuant to which it has obtained, among other things, the worldwide right to promote and distribute a patented cosmetics dispenser under our Look Models and Catwalk labels. The product is a two cartridge dispenser that can adjust the amount of filler dispensed from each cartridge with the turn of a dial. Look Models intends to distribute a line of sunscreen products in this dispenser that can deliver any range of sun protection factor (SPF) by dialing the front of the container. It also anticipates distributing a foundation makeup that can range in shade according to a turn of the dial. Pursuant to the agreement, Look Models will also act as Dialpack's exclusive distributor in Eastern Europe for all uses of the product and in the rest of the world for model-related uses and for products under the Catwalk label. The agreement contains a right of first refusal on behalf of Look Models, such that in the event that Dialpack receives an offer to sell or determines to sell its company, the product line or the patents underlying the product line, then Look Models shall have the right of purchase at the same price and terms as has been offered to Dialpack. The agreement between Look Models and Dialpack can be terminated in the event a party is declared bankrupt, is subject to liquidation or dissolution. The agreement is terminable by Look Models if Dialpack distributes a similar product into the Look Models' market and Look Models is protected by a non-circumvention clause. The agreement is terminable by Dialpack if Look Models fails to promote the product, fails to sell agreed to minimum quantities of the product or promotes or distributes the product in certain territories under non-model-related labels or labels other than Catwalk. Failure to reach minimum purchase requirements of 300,000 units will result in termination of the agreement. Look has purchased 200,000 units and was required to purchase an additional 100,000 prior to the end of 2002 in order to reach its minimum purchase requirement. Look has not purchased this last 100,000 units as a result of negotiations a dispute between Dialpack and Look Models regarding the non-circumvention and termination clauses in the contract and the purchase requirements by Models Prefer as discussed below. Look has alleged that Dialpack has breached its non-circumvention clause. Dialpack has not yet but may terminate the contract as a result of Look Models refusal to purchase the minimum purchase requirement. The parties are currently in discussion about potential breaches. No formal legal action has yet to be commenced by either party. Look Models is currently considering its legal remedies but has not yet decided on its course of action. As fees generated under this agreement are not guaranteed, they and may be significantly less if the minimum purchase requirements are not met.


     As a result of the agreement with Dialpack, on December 5, 2001 Look Models entered into a three-year Product Distribution Agreement with Models Prefer, Inc., a Connecticut corporation. Look Models and Models Prefer are not affiliated. Under this agreement, Look has granted exclusive North American distribution rights for the distribution of a moisturizing make up, or other such products, in the Dialpack dispenser so long as it meets pre-set milestones. The agreement grants distribution rights in the United Kingdom as well, but only with respect to sales made through QVC. Models Prefer anticipates marketing its products over televised distribution channels, such as QVC. In addition, the agreement provides minimum purchase requirements on the part of Models Prefer to maintain distribution rights as well as pre-set purchase milestones in order to maintain exclusivity. Models Prefer's failure to reach minimum purchase requirements may result in termination of the agreement. Thus, fees generated under this agreement are not guaranteed and may be significantly less if the minimum purchase requirements are not met. The minimum purchase requirement for year one (December 1, 2001 to November 30, 2002) was two hundred thousand (200,000) units, which was met. We began distribution and delivered the Dialpack product to Models Prefer, which resulted in revenue of $550,000. The minimum purchase requirement increased in year two (December 1, 2002 to November 30,
2003) to three hundred thousand (300,000) units, which would result in revenue of $900,000. According to the contract between the parties, by December 1, 2002, Models Prefer was required to purchase one hundred fifty thousand (150,000) Units, which would result in revenue of $450,000. This requirement has not been met. Although the contract is still in force, Models Prefer has notified Look Models that it will not be purchasing additional products in the immediate future. The parties are currently in discussion about potential breaches. Look Models is seeking to ensure that the non-circumvention provision of its contract with Models Prefer has not been breached. No formal legal action has yet to be commenced by either party. Look Models is currently considering its legal remedies but has not yet decided on its course of action. The minimum purchase requirement increases in year three (December 1, 2003 to November 30, 2004) to four hundred thousand (400,000) units, which would result in revenue of $1,200,000. The requirement to maintain exclusivity for year one is the purchase of four hundred thousand (400,000) units by July 1, 2002, which would result in revenue of $1,200,000. The requirement to maintain exclusivity for year two is the purchase of six hundred thousand (600,000) units by June 1, 2003, which would result in revenue of $1,800,000. The exclusivity purchase requirement for year three is the purchase of eight hundred thousand (800,000) units, which would result in revenue of $2,400,000. The agreement also contains a non-circumvention provision on the part of Look Models prohibiting it from having dealings with any vendor, producer, supplier and/or distributor of the dispenser.


     The company also intends to build value in its brand names so that it can license its brand name to other manufacturing and distribution companies. Look Models may form a wholly owned subsidiary to conduct these operations.

Distribution methods of the products or services
------------------------------------------------

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

     Look Models has negotiated a deal with Coty Beauty, a division of Coty, to develop a fragrance line under the Pret-a-Porter brand. The parties are currently drawing up a written license agreement. Look Models has received a letter dated March 28, 2003, from Massimillano Ferari, Marketing Director of Coty Beauty confirming Coty's intent to finalize their agreement with Look Models.

     Look Modelmanagement booking agents use phone, fax, in person meetings and the Internet to place models with other agencies as well as directly with clients.

     Look Models also anticipates utilizing its web-site as a distribution tool to market is products as well as place its models.


     Look Models also intends to build value in its brand names in order to build sales and attract sponsors and licensees. Its model contests have been televised in many countries such as Poland, Germany, Romania, Czech Republic, Slovakia, Serbia, Portugal, Austria, Hungary and many others. The international final for 2000 took place in Vienna, Austria and for 2001, in Istanbul, Turkey. Our 2002 final took place in Prague, Czech Republic. We are planning additional events contemplating "fashion days" that will focus on local and international designers and will culminate in a world-wide event.

     Competition
     -----------
     Event and Model Management:
     ---------------------------

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

     Product Design and Distribution:
     --------------------------------

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

     Accounting Treatment
     --------------------

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

     The vast majority of Look Models' operations and assets are concentrated outside the United States. Therefore, a creditor or plaintiff in a lawsuit may encounter great difficulties in enforcing liabilities in foreign jurisdiction. Further, an investor should be advised that there are political, economic and currency risks of operating in foreign countries.
-------------------------------------------------------------------------------

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

     We may need additional financing. We cannot assure you that we will be able to obtain this financing at favorable rates, if at all. If such financing cannot be raised, we may be unable to fund the operations of our company.
--------------------------------------------------------------------------------

     While the president of Look Models has guaranteed to fund the operating expenses for 2003 if required to support operations, there is no guarantee to fund operations in later years and thus the company may have to seek support through alternative means of financing. No other officers, directors or affiliates have agreed to lend money to Look Models. In order to achieve and maintain our planned growth rate after the merger, which growth plan includes financing acquisitions, Look Models may have to obtain additional bank financing or sell additional debt or equity securities in public or private financing. Any such financing could dilute the interest of current shareholders. There can be no assurance that any such additional financing will be available or, if it is available, that it will be in such amounts and on the terms that will be satisfactory to Look Models.

Item 2. DESCRIPTION OF PROPERTIES


     We do not own any real estate. Look Models has a protected lease on its offices in Vienna, Austria, pursuant to Austrian law. A protected lease means that the tenant has an indefinite leasehold on these properties so long as the lease payments are made. Under the agreement, if the Company continues to make lease payments at the current amount, the lease cannot be terminated by the landlord. The monthly rental including utilities is approximately $1,633 per month. Additionally, it has a protected lease in Prague, Czech Republic, pursuant to Czech law. The lease is signed for unlimited period of time. The monthly rental, is $750 plus utilities. The company has the right to sublease the premises. Look has a protected lease in Bratislava, Slovakia, pursuant to Slovakian law. The lease is signed for unlimited period of time. The monthly rental, is $1,400 plus utilities. The company has the right to sublease the premises. Look Models previously rented office space in Belgrade, Yugoslavia but has closed this office. Management has determined that maintaining office space in Belgrade is unnecessary and that it can currently handle any Yugoslavian business by phone or through business trips to the country. Management believes that the closure of this office has no impact on the business of Look Models. Look Models owns and leases sophisticated computer and graphic production equipment for photo shoots, Internet activities, and events. It owns other personal property and business furniture in its business premises.

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

     Our Company is currently registering a unit offering with the Securities and Exchange Commission. We are registering 3,000,000 units each consisting of one share of our common stock, $0.001 par value, one class A warrant and one class B warrant. The shares and warrants are immediately separable upon issuance. There is no public market for the shares underlying our warrants. Our founders, officers, directors, current stockholders and affiliates are able to purchase up to 50% of the offering. Pursuant to the requirements of Rule 15g-8 of the Securities Exchange Act, a trading market will not develop prior to or after the effectiveness of our registration statement.



Shares Eligible For Future Sale
-------------------------------

     None of our Common Stock is subject to outstanding options or Warrants or convertible Secirities. We have 12,520,000 shares of common stock outstanding, none of which are freely tradable without restriction. The resale of these shares is governed by the resale limitations of Rule 144 adopted under the Securities Act.

     In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned shares for at least one year, including "affiliates" as that term is defined under the Securities Act, is entitled to sell, within any three-month period, a number of shares that does not exceed the greater of

o    one percent (1%) of the then outstanding shares of the common stock or

o the average weekly trading volume in the common stock during the four calendar weeks immediately preceding the date on which the notice of sale is filed with the Securities and Exchange Commission.

     Sales under Rule 144 are subject to certain requirements relating to manner of sale, notice and availability of certain current public information about the company. A person (or persons whose shares are aggregated) who is not deemed to have been an "affiliate" of the company at any time during the 90 days immediately preceding the sale and who has beneficially owned shares for at least two years is entitled to sell such shares under Rule 144(k) without regard to these limitations.

     Pursuant to the acquisition between our company and Look Models, the original Kingsgate shareholders, representing 8% of the combined entity, were granted pigyback registration rights. This means that we will register these Shares under the Securities Act if and when we register additional company stock pursuant to the Securities Act.


     Currently, none of our stock is authorized for issuance under an equity compansation plan.

     There are 67 holders of our common stock.

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


     Certain statements contained under this caption and elsewhere in this prospectus, regarding matters that are not historical facts are forward-looking statements. All statements that address operating performance, events or developments that the management of Look Models expects to incur in the future, including statements relating to sales and earning growth or statements expressing general optimism about future operating results are forward-looking statements. These forward-looking statements are based on Look Models management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in these forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues or net income, unmet minimum purchase requirements the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things. Investors should not place undue certainty on projections.

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

                                                            ==============================   ==============================


Results of Operations
----------------------------------

2002 Compared with 2001
-----------------------------------

     For the year ended December 31, 2002, revenue increased from the year ended December 31, 2001. Revenue for the year ended December 31, 2001 was $1,076,237, and revenue for the year ended December 31, 2002 was $1,146,849 (a 6.6% increase). Management believes that the increase can be attributed to the globalization of its model mediating activities resulting in an increased number of models Look Models has placed internationally and the ensuing increase in mother agency fees. In 2002, 75% of the overall revenue resulted from international bookings, compared to 5% in 2001. Management believes that its models had an increased willingness to travel internationally after the post September 11th fear of travel began to wane. Management also believes that the increase can be attributed to cost cutting measures and more successful model placement. Management also attributes the increase in revenue to the higher margin from sales of sunscreen products. The cost of sales of $784,900, for the year ended December 31, 2002, is higher than the cost of sales of $662,601 in the year ended December 31, 2001 (an 18.5% increase). The increase in the cost of sales is due to additional development fees associated with the Look and Catwalk brand identity and costs associated with the development Look's event-management concept based on the Internet and "fashion days". Accordingly, there was a decrease in Look Models' gross margin for the year ended December 31, 2002. Specifically, the gross profit for the year ended December 31, 2001 was $413,636, or 38.4%, but, for the year ended December 31, 2002, the gross profit was $361,949,or 31.6%. This decrease in gross margin can be primarily attributed to the higher cost of sales in gross margin from sales of sunscreen products. There were no sales of sunscreen products during the year ended December 31, 2002. Selling expenses for the year ended December 31, 2002, as compared to the selling expenses for the year ended December 31, 2001 show an increase from $430,375 to $610,018, or 41.7%. These higher costs are due increased salaries, increased travel and telecommunication expenses, which includes installation and connection fees for our Internet portal.


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

Three months ended March 31, 2003 compared with the three months ended March 31, 2002


     For the three months ended March 31, 2003, revenue increased from the three months ended March 31, 2002. Revenue for the three months ended March 31, 2002 was $255,978, and revenue for the three months ended March 31, 2003 was $347,487(a 35.8% increase). This increase is due to two factors, first, the purchase of a large stock of our cosmetics by Coty Beauty and, second, to a large commission fee earned from the placement of Naomi Campell. The cost of sales of $178,409 for the three months ended March 31, 2003 is higher than the cost of sales of $92,375 in the three months ended March 31, 2002. This increase is due to the costs underlying the sale of our cosmetics to Coty Beauty and the costs surrounding Ms. Campell's placement. Accordingly, there was an increase in Look Models' gross profit for the three months ended March 31, 2003. Specifically, the gross profit for the period ended March 31, 2002 was $163,603, or 63% and for the three months ended March 31, 2003, the gross profit was $169,078, or 48.7%. This decrease in gross margin results primarily from the Company's cosmetic segment. Selling expenses for the three months ended March 31, 2003 as compared to the selling expenses for the three months ended March 31, 2002 show a slight increase from $157,715 to $165,025, or 5%. Management does not view this as material. Administrative expenses decreased for the three months ended March 31, 2003 compared to those for the three months ended March 31, 2002. Administrative expenses were $128,730 for the three months ended March 31, 2003, and were $183,555 for the three months ended March 31, 2002, a 29.9% decrease. This is because the Company did not re-incur certain costs attributed to preparing for its public registration. It is also a result of the Company's upgrading its accounting and financial controls. Look Models posted a net loss for the three months ended March 31, 2003 of $137,146. The net loss for the three months ended March 31, 2003 was a decrease of 33.3% over the net loss for the three months ended March 31, 2002 of $205,695.



     The loss for the three months ended March 31, 2003 can be divided into a loss from U.S. operations, and a profit from European operations. The loss for the three months ended March 31, 2003 form U.S. operations was $174,567, while the profit from European operations was $37,421. For the three months ended March 31, 2002, the Company incurred a loss from European operations of $73,647 and a loss from U.S. operations of $132,048. The loss from U.S. operations for the three months ended March 31, 2003 of $174,567 shows an increase of 32% compared to the loss for the three months ended March 31, 2002. The increase is mainly due to costs incurred from the organization of the International Fashion Day event in Prague. Management allocates costs and earnings from an international event like the International Fashion Days showcasing international talent to U.S. operations.

     While Look Models has experienced uncertainty in meeting its cash flow needs and has relied on outside investors and its principal shareholder to provide funding, Look Model's management plans to attain profitability and meet cash flow needs going forward as follows: On September 6, 2002, we acquired Look Models International, Inc. All issued and outstanding shares of common stock of Look Models have been exchanged for an aggregate of 10,500,000 of our shares of common stock, in proportion to the holdings of the Look Models stockholders. In addition, our founding stockholders transfered to Wolfgang Schwarz, 1,000,000 of their shares. The former stockholders of Look Models own 11,500,000 shares of our common stock representing 92% of the combined entity and 74.2% of the combined entity assuming all 3,000,000 shares are sold pursuant to this offering.

     In November 2002, Mr. Schwarz negotiated a deal to purchase Munich Models GmbH, a German model agency. This contract was subsequently terminated because Look Models did not have the finances to complete the acquisition. In the event our company is able to raise funds and re-open negotiations with Munich Models, we would like to use proceeds from this offering for the costs associated with the acquisition and integration costs of this agency.


     Advances payable, related party, represent amounts advanced to Look Models by its president and principal shareholder. The advances are unsecured, payable on demand and do not bear interest. At December 31, 2002 and March 31, 2003, such amounts were $892,121 and $1,051,081, respectively. Look Models' president, Wolfgang Schwarz, has agreed to postpone his claim for amounts owed to him by the Company through 2003, or until funds are acquired through redemption of outstanding warrants, future equity transactions or profitable operations which will provide the means for repayment.

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

b. Mr. Schwarz has agreed to postpone his claim for amounts owed to him by Look Models and to utilize funds from capital raised from redemption of outstanding warrants, future equity transactions or profitable operations as a means of repayment. At December 31, 2002 and March 31, 2003 such amounts were $892,121 and $1,051,081 respectively.

c. Management believes that the increase in revenue Look Models has experienced will continue. For the three month ended March 31, 2003, Look Models' revenue was $347,487 compared to $255,978 for the three months ended March 31, 2002.

d. From Look Models' operating segments, the following developments are anticipated to increase revenues and cash flows in year 2003:

     Model management:
     -----------------

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

          Cosmetics:
          ----------

     Look Models is finalizing a license contract for its fragrance line with one of the world's largest fragrance producers, Coty. Look Models will produce and market fragrance products.

          Look Model Search/Event-management:
          -----------------------------------


     In 2003, Look Models expects to increase significantly the number of participating countries in its international model search activities. Look Models' licensees organized events in Austria, Yugoslavia, Czech Republic, Slovakia, Hungary, Poland, Macedonia, Bosnia, Lithuania, Latvia, Romania and Portugal. Due to the Look Models' Internet portal scouting system, contestants from an increasing number of countries, including the USA, South America and Asian countries, apply and take part in the events. Look Models' new event-management concept is based on the Internet and "fashion days", revolving around the promotion of local designers. This new concept proved to be very successful in our final show of 2002 in Prague. This event gained significant media attention, and Look Models is evaluating offers from venue sponsors in Dubai and Monte Carlo for future international shows.


e. Look Models is seeking to eliminate non-recurring expenses. See Liquidity and Capital Resources, below.

f. Look Models is seeking to eliminate non-cash charges, such as payment in stock for services rendered to Look Models.


Liquidity and Capital Resources
-------------------------------
Working Capital, Debt and Liquidity.
------------------------------------

     Although Look Models had a shareholders' deficit as of December 31, 2002 and March 31, 2003 of $3,048,302 and $3,227,918, respectively, Look Models believes that it will have the capital resources for the next twelve (12) months in order to operate its business due to:

(1) Funding Commitment. Look Models' president and majority shareholder, Wolfgang Schwarz, has guaranteed to fund the operating expenses for 2003 and to forego salary in 2003 until such time as profitable operations, if necessary, capital raised from redemption of outstanding warrants, or future equity transactions provide Look Models the ability to pay his salary in accordance with his employment agreement. Mr. Schwarz has certified this commitment to Look Models in writing. This funding, if necessary, will be made as an at-market interest bearing loan to Look Models.



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




(3)  Look Models'  internal and  external  sources of liquidity  are as follows:
     Externally, Look Models hopes to continue its past strategy of obtaining funding from the sale of its stock to outside investors, some of whom are already current shareholders of Look Models. Internally, Look Models expects to fund its operations from revenues and acquisitions using stock, and expects to increase its revenues, while stabilizing its expenses. For the three month ended March 31, 2003, Look Models' revenue was $347,487 (unaudited) compared to $255,978 for the three months ended March 31, 2002. Additionally, Look Models' has outstanding claims against third parties which management believes will result in cash receipts and debt extinguishment during 2003 totaling approximately $165,000. The $165,000 is comprised of $115,000 withheld from Dialpack payments as compensation for Dialpack's breach of contract and $50,000 reimbursement for stolen goods from a transportation company.



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


(6) Lines of Credit and Overdrafts. Look Models has the following lines of credit from Tiroler Sparkasse Bank, Austria:

    At March 31, 2003 short-term borrowings consisted of:


Line of credit, interest at 4.5%; outstanding balance
 due in September 2003; collateralized by the Company's
 receivables and guaranteed by the Company's president              $ 195,808


Line of credit, interest at 4.5%; outstanding balance
 due in September 2003; collateralized by the Company's
 receivables and guaranteed by the Company's president                475,915

Line of credit, interest at 7.875%; outstanding balance
 due in September 2003; collateralized by the Company's
 receivables and guaranteed by the Company's president                156,610

Overdraft on bank accounts, interest at 4.5%                        1,171,456
                                                                    ----------

                                                                  $ 1,999,789

                                                                 =============


Net Cash Used in Investing Activities
-------------------------------------

     Look Models has no material commitments for capital expenditures, as it has already expended the majority of necessary funding in developing its licensing and brand extension businesses, but Look Models will need working capital to continue to purchase inventory of dispensers, perfume, eau de toilette and body splash. Look Models is currently developing a new range of products, and is attempting to negotiate royalty based contracts with large cosmetic companies for these products. Look Models also intends to license products under its brand names, particularly to licensees that will sponsor the LOOK MODEL SEARCH International Final. Look Models also has commitments to various entities and individuals for transactional fees, disbursements, professional fees, and other related costs in conjunction with completing this transaction. These costs are not expected to exceed $250,000, and Look Models intends to partly finance these expenditures internally from revenue, but primarily, Look Models intends to use financing and offering proceeds to make such expenditures.

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


Planned Acquisitions
----------------------

     As Look Models believes it would be more cost effective to acquire existing agencies in certain markets, rather than to open up new offices in said markets. Look Models plans to form strategic alliances, through either commission agreements or acquisitions of modeling agencies in some of the world's modeling centers, such as New York, London, Paris, Milan, and Munich. Look Models may also seek to purchase companies, or assets that will benefit, or assist its production and distribution capabilities in its cosmetics business. In general, Look Models intends to use stock in large part to finance acquisitions. If funds are required, such funds would come out of revenue or working capital, if available, or could be raised through subsequent offerings. In November 2002, Mr. Schwarz executed a contract to acquire Munich Models GmbH, a privately owned German model agency. This contract was subsequently terminated by the parties because Look Models did not have the finances to complete the acquisition. Look Models still continues to do business with Munich Models and considers its relationship with the company to be a good one. The letter of termination from Munich Models did not address the possibility of entering into another agreement at a later time. In the event our company is able to raise funds and re-open negotiations with Munich Models, we would like to use proceeds from this offering for the costs associated with the acquisition and integration costs of this agency. We are not currently involved in negotiations to acquire any other agency.


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


     Look Models has negotiated a deal with Coty Beauty, a division of Coty, to develop a fragrance line under the Pret-a-Porter brand. The parties are currently drafting a written license agreement. Look Models has received a letter dated March 28, 2003, from Massimillano Ferari, Marketing Director of Coty Beauty confirming Coty's intent to finalize their agreement with Look Models.


Projected Financial Information and Management
----------------------------------------------
Expectation on the Nature of Future Business1
---------------------------------------------


     Investors should not place undue certainty on projections. We can provide no assurances that any of our projections will ever be met.


1. Licenses and Sponsoring:
---------------------------


     Beginning in 1999 and continuing through 2002, Look Models decided to create awareness for its brand name, its products, and its business model. Accordingly, Look Models invested in, and developed partnerships with outside parties for the purpose of organizing national and international model search events. Initially, Look Models funded all the model search events itself, in order to develop a reputation as a leader in the search for new faces. The model search process also provides Look Models with a steady stream of young models that join Look Models' portfolio of faces for future placement. Look Models now intends to generate revenue from these relationships by entering into licensing and sponsorship deals. In 2003, Look Models is focusing on exploiting both existing and new markets, and expects to negotiate licensing and sponsorship deals.

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

     --------

     1 These notes are arranged by dividing Look Models into four (4) revenue producing units,

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

     Without the acquisition of "big market" agencies, Look Models, based upon historical figures, would expect to increase its revenue by 30% per annum.

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

     Clients have already taken advantage of utilizing Look Models' new software such as Nina Ricci, Paris, Grey Worldwide, TRIUMPH international, Chanel, many mail order companies and the major fashion magazines, such as Vogue, Elle, Glamour and Marie Claire. In 2002, 76.16% ($ 443,545) of the overall Model Management's revenue ($ 582,401) resulted from international bookings. For the three months ended March 31, 2003, 64% ($64,308) of the overall Model Management's revenue ($100,350) resulted from international bookings. The software allows the Company to enhance model movement activities and to create demand in those markets where the software permits the direct booking of models. Although we are just beginning to utilize our software, model management revenues increased by more than 55% in 2002 compared to 2001.


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

Segment reporting:
------------------

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company's results of operations and financial position were not affected by the implementation of SFAS No. 131.

Operating segments:
-------------------

     The Group classifies its businesses into three operating segments. The segments have been defined by the services each segment offers. The services offered are described below:

Event management:
-----------------

     Look Eventmanagement GmbH handles the sourcing of new models and their development, and the organization of promotional events. It was founded 1986 under its former name Wolfgang Schwarz Sport- und Kulturveranstaltungen GmbH, Vienna.

Model management:
-----------------

     Look Model Management GmbH is a model agency operating in Austria.

Cosmetics:
----------

     In 2000, the Company started a new operating segment by entering into the cosmetics business. The products include Eau de toilette, perfumes, body milk and body splash. In 2001, the Company introduced the sale of sunscreens.



    A summary of sales by country is as follows:

                          Year ended December 31, 2002
                          ----------------------------
                       Event-          Model
                      Management     Management      Cosmetics       Total
                    ------------     ----------      ---------     ----------

Austria              $  103,717     $  138,856      $     341   $   242,914
USA                      26,488              -        309,603       336,091
Other countries         124,299        443,545              -       567,844
                    ------------     ----------      ---------     ----------

Totals               $  254,504     $  582,401      $  309,944  $ 1,146,849
                    ============    ===========   ============    ============


                          Year ended December 31, 2001
                          ----------------------------

                       Event-          Model
                      Management     Management      Cosmetics       Total
                    ------------     ----------      ---------     ----------

Austria              $   72,601     $  392,497    $     1,043    $   466,141
USA                      74,473              -        277,029        351,502
Other countries         247,772              -         10,822        258,594
                    ------------     ----------      ---------     ----------

Totals               $  394,846     $  392,497    $   288,894     $ 1,076,237
                    ============    ===========   ============    ============

                        Three months ended March 31, 2003
                        ---------------------------------

                       Event-          Model
                      Management     Management      Cosmetics       Total
                    ------------     ----------      ---------     ----------

Austria             $   110,264      $   36,042      $      82     $  146,388
USA                       4,217               -              -          4,217
Other countries          48,097          64,308         84,477        196,882
                    -----------      ----------     ----------     ----------

Totals              $   162,578      $  100,350      $  84,559     $  347,487



                        Three months ended March 31, 2002
                        ---------------------------------
                       Event-          Model
                      Management     Management      Cosmetics       Total
                    ------------     ----------      ---------     ----------


Austria              $   40,475      $   44,192      $       -     $   84,667
USA                           -               -         93,201         93,201
Other countries          16,270          61,840              -         78,110
                    -----------      ----------     ----------     ----------

Totals               $   56,745      $  106,032      $  93,201     $  255,978



Information about the Company's operating segments:

                                               Year ended December 31, 2002
                                               ----------------------------
                                  Event-         Model
                                management     Management    Cosmetics     Corporate          Total
                           -----------------------------------------------------------------------------


Total revenue                $     254,504     $  582,401     $ 309,944           -        $  1,146,849
Profit (loss) from
  operations                      (439,967)      (178,524)       82,115    $(580,149)        (1,116,525)
Interest expense                  (108,140)       (26,277)            -            -           (134,417)
Net income (loss)                 (524,549)      (191,970)       82,115     (580,149)        (1,214,553)

Salary waived by CEO                                                         200,000            200,000
  and majority
shareholder

Capital expenditures                 13,443         14,240            -            -             27,683
Depreciation and
  amortization                       12,326         10,161            -       15,543             38,030



                                              Year ended December 31, 2001
                                              ----------------------------
                                  Event-         Model
                                management     Management    Cosmetics     Corporate          Total
                           -----------------------------------------------------------------------------
Total revenue                   $  394,846      $  392,497     $  288,894               -     $1,076,237
Profit (loss) from
  operations                     (368,282)        (313,551)        89,101    $ (1,072,958    (1,665,690)
Interest expense                  (44,103)         (11,723)           -               -           (55,826)
Net income (loss)                (415,489)        (326,604)        89,101      (1,072,958)    (1,725,950)

Shared issued for services               -             -             -            270,000        270,000
Capital expenditures                 7,472             -             -             16,534         24,006
Depreciation and
  amortization                       9,030           7,388           -             15,544         31,962




                                             Three months ended March 31, 2003
                                             ---------------------------------
                                  Event-         Model
                                management     Management    Cosmetics     Corporate          Total
                           -----------------------------------------------------------------------------


Total revenue                    $ 162,578       $ 100,350       $ 84,559       $       -      $ 347,487
Profit(loss) from                   22,533          28,231           (874)       (174,567)      (124,677)
operations
Interest expense                   (11,746)         (3,271)             0               0        (15,017)
Net income(loss)                    15,341          22,954           (874)       (174,567)      (137,146)

Salary waived by CEO                                                               50,000         50,000
and majority shareholder
Capital expenditures                     -             615             -               -             615
Depreciations and                    3,279           1,994             -            3,885          9,158
amortization



                                   Event-         Model
                                management     Management    Cosmetics     Corporate          Total
                           -----------------------------------------------------------------------------

Total revenue                    $  56,745       $ 106,032       $ 93,201             $ -      $ 255,978
Profit(loss) from                 (103,456)        (20,077)        77,914        (132,048)      (177,667)
operations
Interest expense                   (15,719)         (4,164)             0               0        (19,883)
Net income(loss)                  (127,320)        (24,241)        77,914        (132,048)      (205,695)

Salary waived by CEO                     -               -             -           50,000         50,000
and majority shareholder
Capital expenditures                 6,996             458             -               -           7,454
Depreciations and                    1,883           2,650             -            3,333          7,866
amortization


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
Passauerplatz  #1                                     Director
Vienna 1010,  Austria

     Below are the biographies of the officers and directors of Look Models:

     Wolfgang Schwarz, 52 - Chief Executive Officer, President, Chairman of the Board and Treasurer of Look Models and its subsidiaries since their inception:
Mr. Schwarz is an Austrian entrepreneur and of Kingsgate from September 6, 2002. He will serve a five year term. In 1974, after a short modeling and acting career, he founded a modeling agency called "The Girls and Boys" in Austria. The Girls and Boys thereafter expanded its business activities to Germany. The Girls and Boys is solely owned by Mr. Schwarz. While it still exists, it no longer conducts operations. In 1979, Mr. Schwarz launched a series of European contests for models using the name "The face of the 80's". In 1986 he started the Look of the Year contest in Austria and Hungary, and achieved considerable success with that concept. In 1986, he formed an Austrian company under the name Wolfgang Schwarz Sport- und Kultwveranstaltungen GmbH, Vienna. This company later changed its name to Look Eventmanagement GmbH, and is now a wholly owned subsidiary of Look Models International. In 1987, Mr. Schwarz established the first eastern European modeling agency in Hungary using the name "The Girls and Boys", which also became a market leader. In 1989, Mr. Schwarz and John Casablancas of the Elite Modeling Agency in New York, one of the leading model agencies in the world, agreed to develop the Look of the Year contest in 15 countries in Central and Eastern Europe. Since 1993, Look has been a large supplier of new faces to the modeling world. From 1994 to the present, Mr. Schwarz has built Look Models into a European contest platform and modeling agency, while continuing to discover and promote new faces. He has helped discover top models like Teresa Maxova, Nina Moric, Svetlana, Tatjana Dragovic and others, and has helped launch the careers of supermodels Naomi Campbell, Linda Evangelista and Karen Mulder in Europe.

     Uli Petzold, 42, Director and Creative Director from September 6, 2002 (the date of the merger) and will serve a five year term. Mr. Petzold was born in Frankfurt Germany and moved to Nuremberg after finishing his high school education and obtaining his Abitur (an extra educational degree indicating distinction from a German or Austrian university). There he completed an apprenticeship as a furrier in the studios of Marco International. From March 1982 to September 1984, he designed furs for Ansel & Ansel in Montreal Canada. From October 1984 to June 1987, he accepted a call from Balenciaga Paris to head the fur division under the then director of Karl G. Kunert. The two formed a team, creating collections that were very successful, first and foremost in Japan and the United States. In June 1987, at the age of 27, Uli Petzold opened an atelier, a top floor studio, in the Avenue Victor Hugo, Paris and designed his own apparel lines under the label Petzold Paris. At the same time, he also opened for his German customers a studio in Bad Homburg. In September 1988, a contract with Jindo International to become a chief designer of the European Division took him back to Asia. Back to Europe in June 1988, he designed a Petzold women's wear collection that the garment manufacturer Wiedekind licensed in place of Daniel Hechter Paris. Parallel to the stepwise development and extension of his own design company in Germany and USA, he ran a Petzold store under franchise in Germany. In September 1989 to August 1994, Mr. Petzold designed the trend collection for a period of five seasons for AKZO, wrote copy for his own column in the Italian fashion press "Nella Moda di Uli Petzold", and received (as the only German) the "Oscar of the Haute Couture" for furs in 1985 and 1986 from the Academy of Fashion in Turin, Italy. From March 1991 to July 1993, he headed the international Trendtables as official trend advisor for prestigious trade fair Interstoff in Frankfurt.

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

Retention subsequent to year ended December 31, 2002.
-----------------------------------------------------

     Andreas Seiser, 41, Treasurer and Chief Financial Officer from May 26, 2003. From September 1, 1997 to December 31, 1997, Mr. Andreas Seiser was the Assistant of the executive board of Raiffeisen Centralbank Austria. From January 01, 1998 to December 31, 1998, he was the Head of the Euro transition project of Raiffeisen Banking Group Austria and the Central- and East European Banking Network. From January 01, 1999 to December 31, 2000, Mr. Seiser was the Chief Executive Officer and Chief Financial Officer of Cornus GmbH (internet marketplaces company) and from January 01, 2002 to June 30, 2002, Mr. Seiser was the Chief Executive Officer and Chief Financial Officer of Raiffeisen-trade.com (an internet brokerage and online securities trading company). Since June 30, 2002, Mr. Seiser has been a business consultant to the Foundation of
Projectsurfers Network. Mr. Seiser has a Master of Business Administration (BGBL.II Nr.68/1998) from the University of Illinois, USA / Danube University, Austria.

Item 10.  EXECUTIVE COMPENSATION


     Wolfgang Schwarz has a renewable five year employment agreement with Look Models dated June, 2000. He is paid a yearly salary of $350,000. Mr. Schwarz was paid a reduced salary of $200,000 in 2001. As of December 31, 2002, the 2002 loss includes $200,000 of non-cash foregone salary imputed to Mr. Schwarz. Mr. Schwarz has made a firm commitment to fund the operating expenses for 2003 and to forego salary in 2003 until such time as profitable operations, capital raised from redemption of outstanding warrants, or future equity transactions provide Look Models the ability to pay his salary in accordance with his employment agreement. The determination as to the appropriate time to re-incur his salary will be made in good faith by Mr. Schwarz and the board of directors. Mr. Schwarz has certified this commitment to Look Models in writing. This funding, if necessary, will be made as an at-market interest bearing loan to Look Models. Mr. Schwarz has also listed for sale a real estate investment and has committed to utilize the net proceeds from the sale or refinancing estimated to be $615,000, to support 2003 activities as required.

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

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On September 6, 2002, we acquired Look Models International, Inc. All issued and outstanding shares of common stock of Look Models have been exchanged for an aggregate of 10,500,000 of our shares of common stock, in proportion to the holdings of the Look Models stockholders. In addition, our founding stockholders transfered to Wolfgang Schwarz, 1,000,000 of their shares. The former stockholders of Look Models own 11,500,000 shares of our common stock representing 92% of the combined entity and 74.2% of the combined entity assuming all 3,000,000 shares are sold pursuant to this offering.


     In November 2002, Mr. Schwarz negotiated a deal to purchase Munich Models GmbH, a German model agency. This contract was subsequently terminated because Look Models did not have the finances to complete the acquisition. In the event our company is able to raise funds and re-open negotiations with Munich Models, we would like to use proceeds from this offering for the costs associated with the acquisition and integration costs of this agency.


     Advances payable, related party, represent amounts advanced to Look Models by its president and principal shareholder. The advances are unsecured, payable on demand and do not bear interest. At December 31, 2002 and March 31, 2003, such amounts were $892,121 and $1,051,081, respectively. Look Models' president, Wolfgang Schwarz, has agreed to postpone his claim for amounts owed to him by the Company through 2003, or until funds are acquired through redemption of outstanding warrants, future equity transactions or profitable operations which will provide the means for repayment.



Item 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

2.1 Securities Purchase Agreement with Look Models International, Inc. dated July 25, 2000*

3.1     Certificate of Incorporation of Look Models International, Inc.*

3.2     Amendment to Certificate of Incorporation of Look Models  International,
        Inc.*

3.3     By-Laws of Look Models International and its affiliates*

3.4     Articles of Association of Fordash Holdings, Ltd.*

3.5     Memorandum of Association of Fordash Holdings, Ltd.*

3.6     Articles of Incorporation of Look Eventmanagement GmbH*

3.7 Articles of Incorporation of Look Model Management GmbH (formerly Elite Model Management Vienna GmbH)*

3.8     Certificate of Incorporation of Kingsgate Acquisitions, Inc.**

3.9     By-laws of Kingsgate Acquisitions, Inc.**

4.1     Specimen Certificate of Common Stock**

4.2     Form of Warrant**

4.3     Form of Escrow Agreement**

4.4     Executed Escrow Agreement**

4.5     Form of Subscription Agreement

5.1     Opinion of Sheila Covino, Esq. dated September 10, 2002*****

10.1 Agreement between Look Eventmanagement GmbH and Parfumerie Douglas Gesellschaft M.B.H.*

10.2 Agreement by and between Look Models International, Inc. and Models Prefer, Ltd.*

10.3 Trademark Licensing Agreement between Uli Petzold and Look Models International, Inc.*

10.4    Look  Models   International   Certificate  of   Intellectual   Property
        registration*

10.5    Sample Look Eventmanagement Licensing Agreement*

10.6    Sample Look Model Management Commission Agreement*

10.7    Sample Look Model Management Mother Agency Agreement*

10.8    Employment Agreement for Wolfgang Schwarz*

10.9 Agreement by and between Look Models International, Inc. and Dialpack GmbH******

10.10   Agreement between Look Eventmanagement GmbH and Fann, AS****

10.11 Letter from Wolfgang Schwarz regarding funding guarantee, agreement to forego Salary and waiver of provision 6.1(5) of his employment agreement.******

10.12   Commission Agreement with Wilhelmina N.Y.******

10.13 Commission Agreement with Success Paris regarding the representation of Ludmila Boitsova******

10.14 Sponshorship Agreement between Look and Orion Corporation Noiro with the brand name Lumene******

10.15 Sponshorship Agreement between Lever Com. Serv. S. R.L. and Maximal Productions******

10.16   Sponshorship   Agreement   between   Elida   Faberge   and   Sport-  und
        Kulturveranstaltungs Ges.m.b.H (predecessor to Look Eventmanageent)and Maximal Productions

10.17 Confirmation fax regarding direct client agreements with Nina Ricci Paris******

10.18 Confirmation fax regarding direct client agreements with Nina Ricci Paris******

10.19   Historic    Hungarian    License    Agreement    between    Sport-   und
        Kulturveranstaltungen GesmbH (predecessor to Look Eventmanageent) and Prove Prove VB Kft.******

10.20   Lease Agreement for Vienna Offices******

10.21   Lease Agreement for Prague Offices******

10.22   Lease Agreement for Brataslava Offices******

10.23 Confirmation Letter dated March 28, 2003 from Massimillano Ferari, Managing Director of Coty Beauty to Wolfgang Schwarz, CEO, Look Models, International******

10.24 Termination Letter dated February 25, 2003 regarding Munich Models Gmbh******

10.25 Amended Letter from Wolfgang Schwarz regarding funding guarantee, agreement to forego salary and debts and waiver of provision 6.1(5) of his employment agreement.


23.1 Consent Thomas Monahan, CPA filed previously when this auditor was used. This appointment was changed to Horwath Gelfond Hochstadt Pangburn, P.C.****

23.2 Consent of Sheila Corvino, Esq. dated September 9, 2002 to use opinion****

23.3    Consent of Horwath Gelfond Hochstadt Pangburn, P.C.*******

23.4    Consent of Wolfgang Schwarz*

23.5    Consent of Uli Petzold*

----------------------------

* Previously submitted as to exhibit to registration statement filed December 14, 2001.

** Previously submitted as exhibit to registration statement filed November 23, 1999.

*** Previously submitted as exhibit to post effective registration statement filed November 1, 2000.

**** Previously submitted as exhibit to pre effective registration statement filed December 4, 2002.

***** Previously submitted as exhibit to pre effective registration statement filed February 7, 2003.

****** Previously submitted as exhibit to pre effective registration statement filed May 14, 2003.

******* Previously submitted as exhibit to pre effective registration statement filed July 9, 2003.


         Exhibit 99.1  Form 906 Certification

         Reports on Form 8-K

     Form 8-K disclosing a change in auditors was filed with the Securities and Exchange Commission on December 5, 2002. Form 8-K disclosing the acquisition of Look Models International, Inc. was filed with the Securities and Exchange Commission on December 5, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                         KINGSGATE ACQUISITIONS, INC.

                                         By: /s/Wolfgang Schwarz
                                            ---------------------------
                                           Wolfgang Schwarz
                                           President
                                           Principal Executive Officer

                                         By: /s/Andreas Seiser
                                             --------------------------
                                           Andreas Seiser
                                           Treasurer
                                           Principal Financial Officer
                                           Principal Accounting Officer

        CERTIFICATION PERSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


     I, Wolfgang Schwarz, and I, Andreas Seiser, certify that:

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




Date:  July 9, 2003


                                          By: /s/Wolfgang Schwarz
                                            ---------------------------
                                           Wolfgang Schwarz
                                           President
                                           Principal Executive Officer

                                          By: /s/Andreas Seiser
                                             --------------------------
                                           Andreas Seiser
                                           Treasurer
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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Kingsgate Acquisitions, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wolfgang Schwarz, President, Chief Executive Officer, and I, Andreas Seiser, Chief Financial Officer and Principal Accounting Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 12(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the Report.


                                         By: /s/Wolfgang Schwarz
                                            ---------------------------
                                           Wolfgang Schwarz
                                           President
                                           Principal Executive Officer

                                         By: /s/Andreas Seiser
                                             --------------------------
                                           Andreas Seiser
                                           Treasurer
                                           Principal Financial Officer
                                           Principal Accounting Officer




     A signed original of this written statement required by Section 906 has been provided to Kingsgate Acquisitions, Inc. and will be retained by Kingsgate Acquisitions, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.