Form 10QSB/A
period 2003-03-31
KINGSGATE ACQUISITIONS INC
filed 2003-07-14
CIK 1096141

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

                          KINGSGATE ACQUISITIONS, INC.
                 (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.)
                 MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

Special Note Regarding Forward Looking Information                    3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                          4
Item 2. Management's Discussion and Analysis                         15
Item 3. Controls and Procedures                                      30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                            31
Item 2. Changes in Securities and Use of Proceeds                    31
Item 3. Defaults Upon Senior Securities                              31
Item 4. Submission of Matters to a Vote of Security Holders          31
Item 5. Other Information                                            31
Item 6. Exhibits and Reports on Form 8-K                             31

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



                          KINGSGATE ACQUISITIONS, INC.
                 (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.)

                              RESULTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                 AND THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                             December 31,     December 31,       March 31,       March 31,
                                2002             2001              2003            2002
                             ------------     ------------      -----------     -----------


Sales                      $  1,146,849      $  1,076,237       $   347,487    $   255,978
Cost of sales                  (784,900)         (662,601)         (178,409)       (92,375)
                           -------------    --------------      ------------   ------------
Gross profit                    361,949           413,636           169,078        163,603
                           -------------    --------------      ------------   ------------

Selling expenses               (610,018)         (430,375)         (165,025)      (157,715)
Administrative expenses        (868,456)       (1,648,951)         (128,730)      (183,555)
                           -------------    --------------      ------------   ------------
                             (1,478,474)       (2,079,326)         (293,755)      (341,270)

Loss from operations         (1,116,525)       (1,665,690)         (124,677)      (177,667)
                           -------------    --------------      ------------   ------------

Interest expense               (134,417)          (55,826)          (15,017)       (19,883)
Other, net                       36,389            (4,434)            2,548         (8,145)
                           -------------    --------------      ------------   ------------
                                (98,028)          (60,260)          (12,469)       (28,028)
                           -------------    --------------      ------------   ------------

Net loss                   $ (1,214,553)     $ (1,725,950)      $  (137,146)   $  (205,695)
                           =============    ==============      ============   ============

Net loss per share -
   basic and diluted        $     (0.10)     $      (0.14)      $     (0.01)   $     (0.02)
                           =============       ==============      ============   ============


Weighted average shares of
    common stock
    outstanding              12,477,533            12,323,269       12,506,222     12,455,693
                           =============       ==============      ============   ============

Results of Operations
---------------------

2002 Compared with 2001
-----------------------

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


Projected Financial Information and Management
----------------------------------------------
Expectation on the Nature of Future Business
---------------------------------------------


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

                                         KINGSGATE ACQUISITIONS, INC.

 July 9, 2003                            By: /s/Wolfgang Schwarz
                                            ---------------------------
                                            Wolfgang Schwarz
                                            President
                                            Principal Executive Officer

                                         By: /s/Andreas Seiser
 July 9, 2003                                --------------------------
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


Date: July 9, 2003

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350,

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Kingsgate Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wolfgang Schwarz, President, Chief Executive Officer, , and I, Andreas Seiser, Chief Financial Officer and Principal Accounting Officer certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                          July 9, 2003

     A signed original of this written statement required by section 906 has been provided to Kingsgate Acquisitions, Inc. and will be retained by Kingsgate Acquisitions, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.