Form 10KSB/A
period 2002-12-31
KINGSGATE ACQUISITIONS INC
filed 2003-08-11
CIK 1096141

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [No]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $1,146,849

     As of August 8, 2003 there were 12,520,000 shares of the issuer's common stock, $.0001 par value per share, issued and outstanding.

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

     In July 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", it retains many of the fundamental provisions of that Statement. The Company adopted SFAS No. 144 on January 1, 2002 with no material impact to its financial statements.

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

     Uli Petzold, 42, Director and Creative Director from September 6, 2002 (the date of the merger) and will serve a five year term. Mr. Petzold was born in Frankfurt Germany and moved to Nuremberg after finishing his high school education and obtaining his Abitur (an extra educational degree indicating distinction from a German or Austrian university). There he completed an apprenticeship as a furrier in the studios of Marco International. From March 1982 to September 1984, he designed furs for Ansel & Ansel in Montreal Canada. From October 1984 to June 1987, he accepted a call from Balenciaga Paris to head the fur division under the then director of Karl G. Kunert. The two formed a team, creating collections that were very successful, first and foremost in Japan and the United States. In June 1987, at the age of 27, Uli Petzold opened an atelier, a top floor studio, in the Avenue Victor Hugo, Paris and designed his own apparel lines under the label Petzold Paris. At the same time, he also opened for his German customers a studio in Bad Homburg. In September 1988, a contract with Jindo International to become a chief designer of the European Division took him back to Asia. Back to Europe in June 1988, he designed a Petzold women's wear collection that the garment manufacturer Wiedekind licensed in place of Daniel Hechter Paris. Parallel to the stepwise development and extension of his own design company in Germany and USA, he ran a Petzold store under franchise in Germany. In September 1989 to July 1994, Mr. Petzold designed the trend collection for a period of five seasons for AKZO, wrote copy for his own column in the Italian fashion press "Nella Moda di Uli Petzold", and received (as the only German) the "Oscar of the Haute Couture" for furs in 1985 and 1986 from the Academy of Fashion in Turin, Italy. From March 1991 to July 1993, he headed the international Trendtables as official trend advisor for prestigious trade fair Interstoff in Frankfurt.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended report to be signed on its behalf on this 8th day of August by the undersigned, thereunto duly authorized.

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




Date:  August 8, 2003


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