Form 10QSB
period 2003-06-30
KINGSGATE ACQUISITIONS INC
filed 2003-08-15
CIK 1096141

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ] TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
    For the transition period from -------------- to --------------

                        Commission File Number: 333-99419


                          Kingsgate Acquisitions, Inc.
                 (Successor to Look Models International, Inc.)
                             (Name of small business
                             issuer in its charter)


      Delaware                         5999                     98-0211672
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

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. NA

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2003, there are 12,520,000 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          KINGSGATE ACQUISITIONS, INC.

                 (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.)

                  JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-QSB






                                TABLE OF CONTENTS




Special Note Regarding Forward Looking Statements                              3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   4
Item 2. Management's Discussion and Analysis                                  15
Item 3. Controls and Procedures                                               21

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     22
Item 2. Changes in Securities and Use of Proceeds                             22
Item 3. Defaults Upon Senior Securities                                       22
Item 4. Submission of Matters to a Vote of Security Holders                   22
Item 5. Other Information                                                     22
Item 6. Exhibits and Reports on Form 8-K                                      22

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2003

                                   (UNAUDITED)


ASSETS

Current assets
   Cash and cash equivalents                               $       2,681
   Trade accounts receivable, net                                360,435
   Inventories                                                     1,589
   Prepaid expenses and other current assets                      44,689
                                                       -------------------------
Total current assets                                             409,394

   Property and equipment, net                                    38,048
   Intangible assets, net                                         99,822
   Deposit                                                        16,281
                                                       -------------------------
                                                                 154,151

Total assets                                              $      563,545
                                                       =========================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Trade liabilities                                      $      661,668
   Accrued expenses and other current liabilities                384,769
   Advances payable, related party                             1,129,154
   Short-term borrowings                                       2,115,261
                                                       -------------------------
Total liabilities (all current)                                4,290,852

Commitments and contingencies

Shareholders' deficit:
   Preferred stock, $0.001 par value; 5,000,000
     shares authorized; none issued
   Common stock, $0.001 par value;
     45,000,000 shares authorized
     12,520,000 shares issued and outstanding                     12,520
   Additional paid-in-capital                                  3,285,968
   Accumulated deficit                                        (6,665,477)
   Accumulated other comprehensive loss                         (360,318)
                                                       -------------------------
          Total shareholders' deficit                         (3,727,307)
                                                       -------------------------

Total liabilities and shareholders' deficit                $     563,545
                                                       =========================

                 See notes to consolidated financial statements


                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)


                                Three months ended        Three months ended         Six months ended           Six months ended
                                   June 30, 2003             June 30, 2002             June 30, 2003              June 30, 2002
                               ----------------------    ----------------------    ----------------------     ----------------------

Sales                            $    235,842              $    208,774              $    583,329               $    464,752
Cost of sales                        (135,327)                 (141,936)                 (313,736)                  (234,311)
                               ----------------------    ----------------------    ----------------------     ----------------------

Gross profit                          100,515                    66,838                   269,593                    230,441
                               ----------------------    ----------------------    ----------------------     ----------------------

Selling expenses                     (192,123)                 (199,592)                 (357,148)                  (357,307)
Administrative expenses              (272,139)                 (108,647)                 (400,869)                  (292,202)
                               ----------------------    ----------------------    ----------------------     ----------------------
                                     (464,262)                 (308,239)                 (758,017)                  (649,509)

Loss from operations                 (363,747)                 (241,401)                 (488,424)                  (419,068)
                              ----------------------    ----------------------    ----------------------     ----------------------

Interest expense                      (36,470)                  (27,680)                  (51,487)                   (47,563)
Other, net                              4,809                   (19,762)                    7,357                    (27,907)
                             ----------------------    ----------------------    ----------------------     ----------------------

                                      (31,661)                  (47,442)                  (44,130)                   (75,470)
                             ----------------------    ----------------------    ----------------------     ----------------------

Net loss                      $      (395,408)            $    (288,843)              $   (532,554)           $     (494,538)
                             ======================    ======================    ======================     =======================

Other comprehensive loss:
    Foreign currency
    translation adjustments          (153,981)                 (278,907)                  (264,451)                 (265,282)
                             ----------------------    ----------------------    ----------------------     ----------------------

Comprehensive loss           $       (549,389)           $     (567,750)              $   (797,005)             $   (759,820)
                             ======================    ======================    ======================     ======================

Net loss per share -
    basic and diluted        $          (0.03)           $        (0.02)              $       (0.04)           $       (0.04)
                             =======================   ======================    ======================    =======================

Weighted average shares of
    common stock outstanding       12,520,000                12,463,453                  12,513,111                 12,459,573
                             ========================  ======================    ======================     ======================


                 See notes to consolidated financial statements


                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)

                                                                 June 30, 2003        June 30, 2002
Cash flows from operating activities:
   Net loss                                                 $           (532,554)   $           (494,538)
                                                            ---------------------   --------------------
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization                                          18,618                  15,881
   Salary waived by CEO and majority shareholder                         100,000                 100,000
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                        (146,883)                 45,932
      Decrease in inventories                                            103,145                  14,524
      Decrease (increase) in prepaids and other current assets            47,662                 (80,843)
      Increase (decrease) in trade accounts payable                       47,140                (173,823)
      Increase (decrease) in accrued expenses and
        other liabilities                                                114,453                 (64,821)
      Increase (decrease) in advance payable related party               185,391                 (99,011)
                                                            --------------------    ---------------------

                                                                         469,526                (242,161)
                                                            --------------------    ---------------------

   Net cash used in operating activities                                 (63,028)               (736,699)
                                                            ---------------------   ---------------------

Cash flows from investing activities:
   Capital expenditures                                                     (633)                (10,787)
                                                            ---------------------   --------------------

   Net cash used in investing activities                                    (633)                (10,787)
                                                            ---------------------   --------------------

Cash flows from financing activities:
   Increase in short-term borrowings, net                                 34,349                 762,837
   Proceeds from issuance of common stock                                 18,000                  14,619
                                                            --------------------    --------------------

   Net cash provided by financing activities                              52,349                 777,456
                                                            --------------------    --------------------

Effect of exchange rate changes in cash and cash
   equivalents                                                            (8,772)                (36,713)

Net decrease in cash                                                     (20,084)                 (6,743)

Cash and cash equivalents, beginning                                      22,765                  46,203
                                                            --------------------    -----------------------

Cash and cash equivalents, ending                           $              2,681    $             39,460
                                                            ====================    ====================


Supplemental disclosures of cash flow information:

   Cash paid for interest                                   $             51,487    $             47,563
                                                            ====================    ====================


                 See notes to consolidated financial statements
                                        6

                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.  Interim financial statements:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2003, are not necessarily indicative of the results of the full year.

2.  Management's plans:

     The Company's financial statements for the years ended December 31, 2002 and 2001 (not included herein) and for the six months ended June 30, 2003 and 2002 (unaudited) show that the Company has incurred net losses of $1,214,553, $1,725,950, $532,554 and $494,538, respectively, and has a shareholders' deficit and a working capital deficiency of $3,727,307 and $3,881,458, respectively, as of June 30, 2003. The Company has experienced uncertainty in meeting its liquidity needs and has relied on outside investors and its principal shareholder to provide funding. Management's plans in connection with these criteria are as follows:

a. The Company's president and majority shareholder has agreed to postpone his claim for amounts owed to him by the Company and to utilize funds from capital raised from redemption of outstanding warrants, future equity transactions or profitable operations as a means of repayment. At June 30, 2003 such amounts were $1,129,154 (unaudited). In addition, the president and majority shareholder has guaranteed to fund the operating expenses for 2003, and to forego salary in 2003 until such time as profitable operations, capital raised from redemption of outstanding warrants, or future equity transactions provide the Company the ability to pay his salary in accordance with his employment agreement. The loss for the six months ended June 30, 2003 and 2002 includes $100,000 of non-cash foregone salary imputed to the Company's president.

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

c. From the Company's operating segments, the following developments are anticipated to increase revenues and cash flows in 2003:

         Model management:

          Pursuant to its growth strategy, Look began to globalize its model mediating activities. In 2002, 75% of the overall revenue resulted from international bookings, compared to 5% in 2001. For the six months ended June 30, 2003, 65% of the overall Model Management's revenue resulted from international bookings. The Company's unique Internet portal booking software allows it to administer all its models worldwide and at the same time exchange information with partner agencies. The software allows the Company to enhance model movement activities and to create demand in those markets where the software permits the direct booking of models. Although Look is just beginning to utilize this software, model management revenues increased by more than 45% in 2002 compared to 2001.

         Cosmetics:

          The Company is finalizing a license contract for its fragrance line with one of the world's largest fragrance producers. This company will produce and market fragrance products, as well as sponsor Look Model Search activities and book Look models for its international campaigns. In addition, it will support Look's efforts to develop new products. This co-operation is intended to lead to global exposure of the Company's brands, "Look Models" and "Catwalk", and is considered an important development in the Company's merchandising concept.

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

4.  Concentration of credit risk:

     The Company grants credit to its customers, generally without collateral. At June 30, 2003 $153,047 of net trade receivables were due from two customers. During the six months ended June 30, 2003 one cosmetics and Eventmanagement customer and one Eventmanagement customer accounted for 29% and 20% of sales, respectively. During the six months ended June 30, 2002 one cosmetics customer accounted for 18% of sales. During the three months ended June 30, 2003 one Eventmanagement customer accounted for 22% of sales and for the three months ended June 30, 2002 no customer accounted for more than 10% of sales.

5. Inventories

     Inventories consist of cosmetic products ready for sale and are valued by using the first-in, first-out (FIFO) method at the lower of cost or market.


6.  Property and equipment:

       Property and equipment consists of:

     Office and computer equipment                                $    126,093
     Less accumulated depreciation                                     (88,045)
                                                                   -------------

                                                                  $     38,048

     Property and equipment is predominantly located in Austria.



7.  Short term borrowings:

    Short-term borrowings consisted of:

    Line of credit, interest at 4.5%;
    outstanding balance due in September 2003;
    collateralized by the Company's receivables
    and guaranteed by the Company's president                         $ 210,469

    Line of credit, interest at 4.5%;
    outstanding balance due in September 2003;
    collateralized by the Company's receivables
    and guaranteed by the Company's president                           486,392

    Line of credit, interest at 7.875%;
    outstanding balance due in September 2003;
    collateralized by the Company's receivables
    and guaranteed by the Company's president                           173,010

    Overdraft on bank accounts, interest at 4.5%                      1,245,390
                                                                 ---------------

                                                               $       2,115,261


8.  Income taxes:

    The reconciliation between the effective tax rate and the statuary
    U.S. federal income tax rate is as follows:

                                                                June 30, 2003          June 30, 2002
                                                                 (unaudited)            (unaudited)

    Computed "expected" tax benefit                                  34.00%                 34.00%
    Operating losses for which a
       benefit has not been recognized                              (34.00%)               (34.00%)
                                                              -----------------      -----------------
                                                                           -                      -
                                                              =================       ================


       The Company's deferred tax assets are as follows:         June 30, 2003
                                                                 (unaudited)

     Net operating loss carry forwards (foreign)             $       911,540
     Net operating loss carry forwards (U.S.)                      1,052,932
     Deferred tax asset valuation allowance                       (1,964,472)
                                                             ----------------

     Net deferred tax assets                                 $        -
                                                             =================


     In foreign tax jurisdictions, the company is subject to income tax on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's Bahamian subsidiary is not liable for income tax. The Company's Austrian and Czech Republic operations are subject to income tax at 34%. Other European operations are not significant.

     At June 30, 2003 the Company has foreign operating loss carryforwards of approximately $2,681,000 and U.S. operating loss carryforwards of approximately $3,097,000. Effective January 1, 2001 the Austrian tax law was changed so that loss carryforwards can only be used to offset up to 75% of the taxable income of a single year.

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

10.  Shareholders' equity:

     During the six months ended June 30, 2003, the Company issued 20,000 shares of common stock for $18,000 net. These shares were issued in private placements.

     During the six months ended June 30, 2003 and 2002 the Company's president and majority shareholder waived salary of $100,000 due under the terms of his employment contract with the Company. The Company has accounted for the waived salary as a capital contribution by the majority shareholder, resulting in an increase in additional paid-in capital of $100,000.

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

     Cosmetics:

     Products of the cosmetics business include eau de toilette, perfumes, body milk, sunscreens and body splash.


     A summary of sales by country is as follows:

                                       Six months ended June 30, 2003

                                      Event-               Model
                                   management           management         Cosmetics            Total
     Austria                     $        115,556    $         80,879    $         143    $      196,578
     United States of America              17,079                   -                -            17,079
     Other countries                      134,128             148,654           86,890           369,672
                                 ----------------    ----------------    -------------    --------------

     Totals                      $        266,763    $        229,533    $      87,033    $      583,329
                                 ================    ================    =============    ==============



    11.  Operating segments (continued):

                                                      Six months ended June 30, 2002

                                      Event-               Model
                                  management            management          Cosmetics            Total

     Austria                     $         57,593    $         80,287    $           -    $      137,880
     United States of America               8,203                   -           98,454           106,657
     Other countries                       60,676             159,539                -           220,215
                                 ----------------    ----------------    -------------    --------------

     Totals                      $        126,472    $        239,826    $      98,454    $      464,752
                                 ================    ================    =============    ==============



                                                      Three months ended June 30, 2003

                                      Event-               Model
                                  management            management         Cosmetics            Total

     Austria                     $          5,292    $         44,837    $          61    $       50,190
     United States of America              12,862                   -                -            12,862
     Other countries                       86,031              84,346            2,413           172,790
                                 ----------------    ----------------    -------------    --------------

     Totals                      $        104,185    $        129,183    $       2,474    $      235,842
                                 ================    ================    =============    ==============



                                                      Three months ended June 30, 2002

                                      Event-               Model
                                   management           management          Cosmetics           Total


     Austria                     $         17,118    $         36,095    $           -    $       53,213
     United States of America               8,203                   -            5,253            13,456
     Other countries                       44,406              97,699                -           142,105
                                 ----------------    ----------------    -------------    --------------

     Totals                      $         69,727    $        133,794    $       5,253    $      208,774
                                 ================    ================    =============    ==============


    11.  Operating segments (continued):

    Information about the Company's operating segments:

                                                      Six months ended June 30, 2003
                                   Event-        Model
                                 management    management          Cosmetics      Corporate          Total


     Total revenue           $       266,763   $       229,533  $      87,033               -    $     583,329
     Loss from
         operations                  (63,631)          (59,949)       (16,277)  $    (348,567)        (488,424)
     Interest expense                (42,083)           (9,404)             -               -          (51,487)
     Net loss                       (100,352)          (67,358)       (16,277)       (348,567)        (532,554)

     Salary waived by CEO
        and majority shareholder                                                      100,000          100,000
     Capital expenditures                  -               633              -               -              633
     Depreciation and
         amortization                  6,912             3,934              -           7,772           18,618




                                                      Six months ended June 30, 2002
                                   Event-            Model
                                 management    management          Cosmetics      Corporate          Total

     Total revenue           $       126,472   $       239,826  $      98,454               -    $     464,752
     Loss from
         operations                 (231,163)          (47,635)        83,363   $    (223,633)        (419,068)
     Interest expense                (38,375)           (9,188)             -               -          (47,563)
     Net loss                       (299,829)          (54,439)        83,363        (223,633)        (494,538)

     Salary waived by CEO
        and majority shareholder           -                 -              -         100,000          100,000
     Capital expenditures              9,159             1,628              -               -           10,787
     Depreciation and
         amortization                  6,907             4,723          3,146           1,105           15,881



11.  Operating segments (continued):

    Information about the Company's operating segments:

                                                     Three months ended June 30, 2003
                                   Event-            Model
                                 management    management          Cosmetics      Corporate          Total

     Total revenue           $       104,185   $       129,183  $       2,474               -    $     235,842
     Loss from
         operations                  (86,164)          (88,180)       (15,403)  $    (174,000)        (363,747)
     Interest expense                (30,337)           (6,133)             -               -          (36,470)
     Net loss                       (115,693)          (90,312)       (15,403)       (174,000)        (395,408)

     Salary waived by CEO
        and majority shareholder           -                 -              -          50,000           50,000
     Capital expenditures                  -                18              -               -               18
     Depreciation and
         amortization                  3,633             1,940              -           3,887            9,460




                                                     Three months ended June 30, 2002
                                   Event-            Model
                                 management    management          Cosmetics      Corporate          Total

     Total revenue           $        69,727   $       133,794  $       5,253   $           -    $     208,774
     Loss from
         operations                 (127,707)          (27,558)         5,449         (91,585)        (241,401)
     Interest expense                (22,656)           (5,024)             -               -          (27,680)
     Net loss                       (172,509)          (30,198)         5,449         (91,585)        (288,843)

     Salary waived by CEO
        and majority shareholder           -                 -              -          50,000           50,000
     Capital expenditures              2,163             1,170              -               -            3,333
     Depreciation and
         amortization                  5,024             2,073              -             918            8,015



ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS

     You should read the following discussion and analysis as well as the consolidated financial statements and their accompanying notes. This discussion and analysis is a presentation by the management of Look Models of their financial condition and result of their operations, as our company has assumed their business operations.

     Certain statements contained under this caption and elsewhere in this prospectus, regarding matters that are not historical facts, are forward-looking statements. All statements that address operating performance, events or developments that the management of Look Models expects to incur in the future, including statements relating to sales and earning growth or statements expressing general optimism about future operating results are forward-looking statements. These forward-looking statements are based on Look Models management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in these forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues or net income, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

Result of Operations

     Six months ended June 30, 2003 compared with the six months ended June 30, 2002

     Revenue for the six months ended June 30, 2002 was $464,752 and revenue for the six months ended June 30, 2003 was $583,329 (a 25.5% increase). This increase is primarily due to a significant sale of cosmetics products and Eventmanagement services, as well as a large commission fee earned from model placement. The cost of sales of $313,736 for the six months ended June 30, 2003 is higher than the cost of sales of $234,311 in the six months ended June 30, 2002. This increase is due to the costs underlying the cosmetics and Eventmanagement sales and the costs surrounding model placement. Specifically, the gross profit for the period ended June 30, 2002 was $230,441, or 49.6%, and for the six months ended June 30, 2003, the gross profit was $269,593, or 46.2%. Selling expenses remained almost unchanged for the six months ended June 30, 2003 at $357,148, as compared to the selling expenses for the six months ended June 30, 2002 of $357,307. Admininistrative expenses were $400,869 for the six months ended June 30, 2003, and were $292,202 for the six months ended June 30, 2002, a 37.2% increase. This increase is due to costs attributed to preparing for the Company's public registration, fees for advisory services, and software updating, as well as the write-off of account receivables. Look Models posted a net loss for the six months ended June 30, 2003 of $532,554. The net loss for the six months ended June 30, 2003 was an increase of 7.7% over the net loss for the six months ended June 30, 2002 of $494,538.

     The net loss for the six months ended June 30, 2003 can be divided into a net loss from U.S. operations, and a net loss from European operations. The net loss for the six months ended June 30, 2003 from U.S. operations was $348,567, while the net loss from European operations was $183,787. For the six months ended June 30, 2002, the Company incurred a net loss from European operations of $270,905 and a net loss from U.S. operations of $223,633. The net loss from U.S. operations for the six months ended June 30, 2003 of $348,567 shows an increase of 55.9% compared to the net loss for the six months ended June 30, 2002. The increase is mainly due to costs incurred from the organisation of the International Fashion Day event in Prague. Management allocates costs and earnings from an international event like the International Fashion Days showcasing international talent to U.S. operations. The net loss from European operations for the six months ended June 30, 2003 of $183,787 shows a decrease of 32.2% compared to the net loss of the six months ended June 30, 2002. This decrease is due to an upgrading of the Company's accounting and financial controls, and particularly to the cutting of personnel expenses.

     Three months ended June 30, 2003 compared with three months ended June 30, 2002

     Revenue for the three months ended June 30, 2002 was $208,774 and revenue for the three months ended June 30, 2003 was $235,842 (a 12.9% increase). This increase is due to significant sales of Eventmanagement services. The cost of sales of $135,327 for the three months ended June 30, 2003 is lower than the cost of sales of $141,936 in the three months ended June 30, 2002. This decrease is due to the costs underlying the Eventmanagement sales and the costs surrounding model placement. Specifically, the gross profit for the period ended June 30, 2002 was $66,838 or 32%, and for the three months ended June 30, 2003, the gross profit was $100,515 or 42.6%. Selling expenses decreased slightly for the three months ended June 30, 2003 at $192,123, as compared to the selling expenses for the three months ended June 30, 2002 of $199,592. Administrative expenses were $272,139 for the three months ended June 30, 2003 and were $108,647 for the three months ended June 30, 2002, a 150.5% increase. This increase is mainly due to costs attributed to preparing for the Company's public registration, fees for advisory services, and software updating. Look Models posted a net loss for the three months ended June 30, 2003 of $395,408. The net loss for the three months ended June 30, 2003 was an increase of 36.9% over the net loss for the three months ended June 30, 2002 of $288,843.

     The net loss for the three months ended June 30, 2003 can be divided into a net loss from U.S. operations, and a net loss from European operations. The net loss for the three months ended June 30, 2003 from U.S. operations was $174,000, while the net loss from European operations was $221,408. For the three months ended June 30, 2002, the Company incurred a net loss from European operations of $197,258 and a net loss from U.S. operations of $91,585. The net loss from U.S. operations for the three months ended June 30, 2003 of $174,000 shows an increase of 90% compared to the net loss for the three months ended June 30, 2002. The increase is mainly due to costs incurred from the organisation of the International Fashion Days event in Prague. Management allocates costs and earnings from an international event like the International Fashion Days showcasing international talent to U.S. operations. The net loss from European operations for the three months ended June 30, 2003 of $221,408 shows an increase of 12.2% compared to the net loss of the three months ended June 30, 2002. This increase is due to an agreement between Look Models and an advisory for audit assistance.

Liquidity and Capital Resources

Working Capital, Debt and Liquidity

     Although Look Models had a shareholders' deficit as of June 30, 2003 of $3,727,307, Look Models believes that it will have the capital resources for the next twelve (12) months in order to operate its business due to:

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

(2) There are several trends and events that have, or are reasonably likely to have, a material impact on Look Models' short-term or long-term liquidity. Look Models is currently negotiating to obtain financing from a private equity fund. Look Models believes that it is currently at the due diligence stage of these negotiations. Look Models is negotiating additional equity funding from foreign investors and has completed the combination with Kingsgate Acquisitions, Inc., which is expected to provide access to the U.S. capital markets. Additional funding is intended to increase both the short-term, and the long-term liquidity position of Look Models. Look Models intends to use this financing for working capital, and to cover the transaction costs it will incur in the next several months. Look Models believes that its Internet booking system, as well as the maturity in age of its models database, and the execution of several pending licensing transactions will add to its short-term liquidity. Look Models is attempting to license its "Look" and "Catwalk" brands for franchise purposes, and to increase the number of licensees of its brands. Turkey and Russia are two markets where the "Look" brand will be developed and the "Catwalk" products will be sold. Look Models is not aware of other known trends, events or uncertainties, other than general business upswings or downturns that will have a material impact on its short-term or long-term liquidity.

(3)  Look Models'  internal and  external  sources of liquidity  are as follows:
     Externally, Look Models hopes to continue its past strategy of obtaining funding from the sale of its stock to outside investors, some of whom are already current shareholders of Look Models. Internally, Look Models expects to fund its operations from revenues and acquisitions using stock, and expects to increase its revenues, while stabilizing its expenses. Additionally, Look Models has outstanding claims against third parties which management believes will result in cash receipts and debt extinguishment during 2003 totaling approximately $165,000.

(4) Deferred Repayment. The President and majority shareholder of Look Models has deferred repayment of loans due to him for one (1) year, or until Look Models achieves profitability, or is successful in securing follow-on financing. An example of follow-on financing that would be used to repay Mr. Schwarz' loan is through warrant exercise. If our offering, which is currently in registration is fully subscribed there will be 6,000,000 warrants outstanding. Upon exercise of these 6,000,000 warrants, Look Models will receive gross proceeds of $6,250,000. We intend to use 25% of the warrant proceeds to pay outstanding officer loans and 75% of the warrant proceeds for marketing our cosmetics and accessory lines. There can be no assurance that the warrants will be exercised or that Look Models will return to profitability. Mr. Schwarz has not guaranteed the extension of this loan and could, potentially, seek some loan repayment out of revenues generated.

(5) Lines of Credit and Overdrafts. Look Models has the following lines of credit and overdrafts on bank accounts with several Austrian banks:

    At June 30, 2003 short-term borrowings consisted of:


    Line of credit, interest at 4.5%;
    outstanding balance due in September 2003;
    collateralized by the Company's receivables and
    guaranteed by the Company's president                              $ 210,469

    Line of credit, interest at 4.5%;
    outstanding balance due in September 2003;
    collateralized by the Company's receivables and
    guaranteed by the Company's president                                486,392

    Line of credit, interest at 7.875%;
    outstanding balance due in September 2003;
    collateralized by the Company's receivables and
    guaranteed by the Company's president                                173,010

    Overdraft on bank accounts, interest at 4.5%                       1,245,390
                                                                       ---------

                                                               $       2,115,261


Net Cash Used in Investing Activities

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


Seasonality

     These are seasonable aspects that can have a material effect on the financial condition or results of operations of Look Models, such as lower demand during off-season periods. Partially offsetting the seasonality is the fact that Look Models has a presence in various markets. A slowdown in one market is sometimes offset by buoyancy in another market, resulting in such fluctuations having less of an overall effect on Look Models' annual revenue stream. For example, the different seasons result in the need for models in different venues. Spring and fall bring the need for models to display fashions for the industry retail viewers. Summer and winter require models in on-site swimwear and winter sports shoots.

Planned Acquisitions

     As Look Models believes it would be more cost effective to acquire existing agencies in certain markets, rather than to open up new offices in said markets, Look Models plans to form strategic alliances, through either commission agreements or acquisitions of modeling agencies in some of the world's modeling centers, such as New York, London, Paris, Milan, and Munich. Look Models may also seek to purchase companies, or assets that will benefit, or assist its production and distribution capabilities in its cosmetics business. In general, Look Models intends to use stock in large part to finance acquisitions. If funds are required, such funds would come out of revenue or working capital, if available, or could be raised through subsequent offerings. In November 2002, Mr. Schwarz executed a contract to acquire Munich Models GmbH, a privately owned German model agency. This contract was subsequently terminated. We are not currently involved in negotiations to acquire any other agency.

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

     Look Models has negotiated a deal with Coty Beauty, a division of Coty, to develop a fragrance line under the Pret-a-Porter brand. The parties are finalizing a written license agreement. Look Models has received a letter dated March 28, 2003, from Massimillano Ferari, Marketing Director of Coty Beauty, confirming Coty's intent to finalize their agreement with Look Models.

Description of Material Risks and Management's Strategy to Offset Risk

     Look Modelseffectively invests in the future of young models in the hope that it will benefit when these models develop in their careers. Look Models may never receive a return on its investment in a significant number of its models due to a variety of factors, such as changing consumer tastes, personal difficulties of the models, emotional inability to perform in the modeling world, lack of modeling assignments, economic downturns, more affordable replacements for models, to name a few. Look Models also faces the risk that its models may dishonor contracts they have with the agency, refuse to sign contracts with the agency, or leave the agency to join another agency. While Look Models plans to issue shares of stock to each of its models as an incentive to remain with Look Models, and to build loyalty and an ownership mentality in its models, management has not worked out the specifics of this program. It is anticipated that this program will be a privately issued employee stock plan issued pursuant to an exemption from registration under the Securities Act of 1933. Additionally, management intends to closely marshal and enforce its contractual relationships with all its models, and with the outside agencies with which Look Models shares bookings, and, therefore, fees.

ITEM 3. CONTROLS AND PROCEDURES

     On May 16, 2003, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgement in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 31.1 Form 302 Certification.
        Exhibit 31.2 Form 302 Certification.
        Exhibit 32.1 Form 906 Certification.
        Exhibit 32.2 Form 906 Certification.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

KINGSGATE ACQUISITIONS, INC.


By: /s/Wolfgang Schwarz
---------------------------                                 August  14, 2003
Wolfgang Schwarz
President
Principal Executive Officer


By: /s/Andreas Seiser                                        August  14, 2003
----------------------------
Andreas Seiser
Treasurer
Principal Financial Officer
Principal Accounting Officer

                                  EXHIBIT 31.1
        CERTIFICATION PERSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002


I, Wolfgang Schwarz, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kingsgate Acquisitions, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


By: /s/Wolfgang Schwarz
---------------------------                                 August 14, 2003
    Wolfgang Schwarz
    President
    Principal Executive Officer

                                  EXHIBIT 31.2
        CERTIFICATION PERSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
           EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Andreas Seiser, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Kingsgate Acquisitions, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4.   The  small  business  issuer's  other  certifying   officer(s)  and  I  are
     responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.


By: /s/Andreas Seiser                                        August 14, 2003
----------------------------
    Andreas Seiser
    Treasurer
    Principal Financial Officer
    Principal Accounting Officer

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Kingsgate Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wolfgang Schwarz, President, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 12(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the Report.


By: /s/Wolfgang Schwarz
---------------------------                                 August 14, 2003
Wolfgang Schwarz
President
Principal Executive Officer

                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Kingsgate Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andreas Seiser, Chief Financial Officer and Principal Accounting Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 12(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the Report.



By: /s/Andreas Seiser                                        August 14, 2003
----------------------------
Andreas Seiser
Treasurer
Principal Financial Officer
Principal Accounting Officer







     A signed original of this written statement required by section 906 has been provided to Kingsgate Acquisitions, Inc. and will be retained by Kingsgate Acquisitions, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.