Form 10QSB
period 2003-09-30
KINGSGATE ACQUISITIONS INC
filed 2003-11-19
CIK 1096141

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from -------------- to --------------

                        Commission File Number: 333-99419


                          Kingsgate Acquisitions, Inc.
                 (Successor to Look Models International, Inc.)
                 (Name of small business issuer in its charter)


        Delaware                         5999                   98-0211672
 ------------------------------------------------------------------------------
  (State or other jurisdiction        (Primary standard       (IRS Employer
of incorporation or organization) industrial class code No.) Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2003, there are
           13,103,500 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          KINGSGATE ACQUISITIONS, INC.

                 (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.)

               SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS


Special Note Regarding Forward Looking Statements                              3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   4
Item 2. Management's Discussion and Analysis                                  15
Item 3. Controls and Procedures                                               22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     23
Item 2. Changes in Securities and Use of Proceeds                             23
Item 3. Defaults Upon Senior Securities                                       23
Item 4. Submission of Matters to a Vote of Security Holders                   23
Item 5. Other Information                                                     23
Item 6. Exhibits and Reports on Form 8-K                                      23

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)

ASSETS

Current assets
   Cash and cash equivalents                                                        $       18,383
   Trade accounts receivable, net                                                          524,762
   Inventories                                                                               1,488
   Prepaid expenses and other current assets                                                87,571
                                                                          -------------------------
Total current assets                                                                       632,204

Property and equipment, net                                                                 34,461
Intangible assets, net                                                                      95,374
Deposit                                                                                     16,281
                                                                          -------------------------
                                                                                           146,116

Total assets                                                                        $      778,320
                                                                          =========================

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
   Trade liabilities                                                                $      748,269
   Accrued expenses and other current liabilities                                          524,207
   Advances payable, related party                                                       1,220,690
   Short-term borrowings                                                                 2,170,627
                                                                          -------------------------
Total liabilities (all current)                                                          4,663,793

Commitments and contingencies

Shareholders' deficit:
   Preferred stock, $0.001 par value; 5,000,000
     shares authorized; none issued
   Common stock, $0.001 par value;
     45,000,000 shares authorized
     12,520,000 shares issued and outstanding                                               12,520
   Additional paid-in-capital                                                            3,335,968
   Accumulated deficit                                                                  (6,800,675)
   Accumulated other comprehensive loss                                                   (433,286)
                                                                          -------------------------
          Total shareholders' deficit                                                  (3,885,473)
                                                                          -------------------------

Total liabilities and shareholders' deficit                                           $   778,320
                                                                          =========================
                             See notes to consolidated financial statements


                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                   Three months ended        Three months ended         Nine months ended          Nine months ended
                                    September 30,2003        September 30, 2002        September 30, 2003         September 30, 2002
                                  ---------------------    ---------------------     ----------------------     --------------------

Sales                             $          379,214      $              244,349     $              962,543    $            709,101
Cost of sales                               (175,676)                    (13,760)                  (489,412)               (237,071)
                                  ---------------------    ---------------------     ----------------------     --------------------

Gross profit                                  203,538                    230,589                    473,131                 472,030
                                  ---------------------    ---------------------     ----------------------     --------------------

Selling expenses                              (76,870)                 (205,419)                   (434,018)               (562,726)
Administrative expenses                      (246,230)                 (213,162)                   (647,099)               (505,364)
                                  ----------------------    --------------------     ----------------------     --------------------
                                              (323,100)                (418,581)                 (1,081,117)             (1,068,090)

Loss from operations                          (119,562)                (187,992)                   (607,986)               (596,060)
                                  ----------------------    --------------------      ----------------------     -------------------

Interest expense                               (24,337)                 (34,947)                    (75,824)                (82,510)
Other, net                                       8,701                      779                      16,058                 (27,128)
                                  ----------------------   ---------------------      ----------------------     -------------------

                                               (15,636)                 (34,168)                    (59,766)               (109,638)
                                  ----------------------   ---------------------      ----------------------     -------------------

Net loss                          $           (135,198)    $           (222,160)     $             (667,752)    $          (705,698)
                                  ======================   =====================      ======================    ====================

Other comprehensive loss:
      Foreign currency
      translation adjustments                   (72,968)                  31,792                  (337,419)                (233,490)
                                 -----------------------   ----------------------    ----------------------     --------------------

Comprehensive loss                $            (208,166)   $           (190,368)     $           (1,005,171)     $         (939,188)

                                 =======================   =======================   =======================    ====================

Net loss per share -
   basic and diluted              $                (0.01)  $              (0.02)     $                (0.05)     $            (0.06)
                                 ======================== ========================   =======================   =====================

Weighted average basic and diluted shares
of common stock outstanding                   12,520,000              12,491,136                 12,515,407               12,469,962
                                 ======================== ========================   =======================   =====================

                 See notes to consolidated financial statements


                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (UNAUDITED)

                                                              September 30, 2003     September 30, 2002

Cash flows from operating activities:
   Net loss                                                 $           (667,752)   $           (705,698)
                                                            ---------------------   ---------------------
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation and amortization                                          28,039                  18,516
   Accounts Receivable written off                                        67,619                       -
   Salary waived by CEO and majority shareholder                         150,000                 150,000
   Changes in assets and liabilities:
      Increase in accounts receivable                                   (363,791)                (19,488)
      Decrease in inventories                                            103,986                  48,073
      Decrease (increase) in prepaids and other current assets             8,232                 (83,855)
      Increase (decrease) in trade accounts payable                      110,619                (138,625)
      Increase (decrease) in accrued expenses and
        other liabilities                                                246,890                 (88,019)
      Increase (decrease) in advance payable related party               257,640                (112,403)
                                                            --------------------    ---------------------

                                                                         609,234                (225,801)
                                                            --------------------    ---------------------

   Net cash used in operating activities                                 (58,518)               (931,499)
                                                            ---------------------   ---------------------

Cash flows from investing activities:
   Capital expenditures                                                     (637)                (21,367)
                                                            ---------------------   ---------------------

   Net cash used in investing activities                                    (637)                (21,367)
                                                            ---------------------   ---------------------

Cash flows from financing activities:
   Increase in short-term borrowings, net                                 41,590                 911,114
   Proceeds from issuance of common stock                                 18,000                  45,784
                                                            --------------------    --------------------

   Net cash provided by financing activities                              59,590                 956,898
                                                            --------------------    --------------------

Effect of exchange rate changes on cash and cash
   equivalents                                                            (4,817)                (37,632)

Net decrease in cash                                                      (4,382)                (33,600)

Cash and cash equivalents, beginning                                      22,765                  46,203
                                                            --------------------    -----------------------

Cash and cash equivalents, ending                           $             18,383    $             12,603
                                                            ====================    ====================


Supplemental disclosures of cash flow information:

   Cash paid for interest                                   $             75,824    $             82,510
                                                            ====================    ====================


                 See notes to consolidated financial statements

                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


    1.  Interim financial statements:

          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results of the full year.

    2.  Management's plans:

          The Company's financial statements for the years ended December 31, 2002 and 2001 (not included herein) and for the nine months ended September 30, 2003 and 2002 (unaudited) show that the Company has incurred net losses of $1,214,553, $1,725,950, $667,752 and $705,698, respectively, and has a shareholders' deficit and a working capital deficiency of $3,885,473 and $4,031,589, respectively, as of September 30, 2003. The Company has experienced uncertainty in meeting its liquidity needs and has relied on outside investors and its principal shareholder to provide funding. Management's plans in connection with these criteria are as follows:

     a. The Company's president and majority shareholder has agreed to postpone his claim for amounts owed to him by the Company and to utilize funds from capital raised from redemption of outstanding warrants, future equity transactions or profitable operations as a means of repayment. At September 30, 2003 such amounts were $1,220,690 (unaudited). In addition, the president and majority shareholder has guaranteed to fund the operating expenses for 2003, and to forego salary in 2003 until such time as profitable operations, capital raised from redemption of outstanding warrants, or future equity transactions provide the Company the ability to pay his salary in accordance with his employment agreement. The loss for the nine months ended September 30, 2003 and 2002 includes $150,000 of non-cash foregone salary imputed to the Company's president.

     b. In October 2003, our Company received $583,500 in a Regulation S private placement.

     c. The Company's president has refinanced a real estate investment and advanced approximately $190,000 to support 2003 activities. Additionally, the Company has outstanding claims against third parties which the Company believes will result in cash receipts and debt extinguishment during 2003 totalling approximately $165,000.

     d. From the Company's operating segments, the following developments are anticipated to increase revenues and cash flows in 2003:

          Model management: Pursuant to its growth strategy, Look began to globalize its model mediating activities. In 2002, 75% of the overall revenue resulted from international bookings, compared to 5% in 2001. For the nine months ended September 30, 2003, 68% of the overall Model Management's revenue resulted from international bookings. The Company's unique Internet portal booking software allows it to

                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

    2.  Management's plans (continued):

          administer all its models worldwide and at the same time exchange information with partner agencies. The software allows the Company to enhance model movement activities and to create demand in those markets where the software permits the direct booking of models. Although Look recently began utilizing this software, model management revenues increased by more than 45% in 2002 compared to 2001.


          Cosmetics:
          The Company signed a license contract for its fragrance line with one of the world's largest fragrance producers, Coty. This company will produce and market fragrance products, as well as sponsor Look Model Search activities and book Look models for its international campaigns. The first launch of products will take place in late November 2003 in the Czech Republic, Poland, Slovakia and Romania; other countries are to follow. In addition, Coty will support Look's efforts to develop new products. This co-operation is intended to lead to global exposure of the Company's brands, "Look Models" and "Catwalk", and is considered an important development in the Company's merchandising concept.

         Look Model Search/Event-management:
          In 2003 and 2004, the Company expects to increase significantly the number of participating countries in its international model search activities. Look's licensees organized events in Austria, Yugoslavia, Czech Republic, Slovakia, Hungary, Poland, Macedonia, Bosnia, Lithuania, Latvia, Romania and Portugal. Due to the Company's Internet portal scouting system, contestants from an increasing number of countries, including the USA, South America and Asian countries, apply and take part in the events. The Company's new event-management concept is based on the Internet and "fashion days", revolving around the promotion of local designers. This new concept proved to be very successful in the final show of 2002 in Prague. This event gained significant media attention, and the Company is evaluating offers from venue sponsors in Dubai and Monte Carlo for future international shows.

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

                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


4.  Concentration of credit risk:

          The Company grants credit to its customers, generally without collateral. At September 30, 2003 $242,466 of net trade receivables were due from three customers. During the nine months ended September 30, 2003 one cosmetics and Eventmanagement customer and one Eventmanagement customer accounted for 22% and 12% of sales, respectively. During the three months ended September 30, 2003 one Eventmanagement customer accounted for 13% of sales. During the nine months ended September 30, 2002 one cosmetics customer accounted for 13% of sales.

5. Inventories

          Inventories consist of cosmetic products ready for sale and are valued by using the first-in, first-out (FIFO) method at the lower of cost or market.


6.  Property and equipment:

       Property and equipment consists of:

         Office and computer equipment                             $    126,093
         Less accumulated depreciation                                  (91,632)
                                                                   -------------

                                                                   $     34,461
     Property and equipment is predominantly located in Austria.


7.  Short term borrowings:
    At September 30, 2003, short-term borrowings consisted of:

    Line of credit,  interest at 4.5%;  outstanding balance due
    in  December   2003;   collateralized   by  the   Company's
    receivables and guaranteed by the Company's president                   $   219,196

    Line of credit, interest at 4.5%; outstanding balance due in December 2003;
    collateralized by the Company's receivables and guaranteed by the Company's
    president                                                                   510,139

    Line of credit, interest at 7.875%; outstanding balance due in December
    2003; collateralized by the Company's receivables and guaranteed by the
    Company's president                                                         161,933

    Overdraft on bank accounts, interest at 4.5%                              1,279,359
                                                                             ---------------

                                                                            $ 2,170,627

                                       9


8.  Income taxes:


     The  reconciliation  between the  effective  tax rate and the statuary U.S.
     federal income tax rate is as follows:
                                                             September 30, 2003     September 30, 2002
                                                                 (unaudited)            (unaudited)

    Computed "expected" tax benefit                                  34.00%                 34.00%
    Operating losses for which a
       benefit has not been recognized                              (34.00%)               (34.00%)
                                                              -----------------      -----------------
                                                                           -                      -
                                                              =================      ==================


     The Company's deferred tax assets are as follows:       September 30, 2003     September 30, 2002
                                                                   (unaudited)           (unaudited)

     Net operating loss carry forwards (foreign)             $       907,940         $      773,103
     Net operating loss carry forwards (U.S.)                      1,102,498                838,051
     Deferred tax asset valuation allowance                       (2,010,438)            (1,611,154)
                                                             ----------------        ---------------

     Net deferred tax assets                                 $             -         $            -
                                                             ===============         ================


          In foreign tax jurisdictions, the company is subject to income tax on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. The Company's Bahamian subsidiary is not liable for income tax. The Company's Austrian and Czech Republic operations are subject to income tax at 34%. Other European operations are not significant.

          At  September  30,  2003  the  Company  has  foreign   operating  loss
     carryforwards of approximately $2,670,000 and U.S. operating loss carryforwards of approximately $3,243,000. Effective January 1, 2001 the Austrian tax law was changed so that loss carryforwards can only be used to offset up to 75% of the taxable income of a single year.

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

                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

10.  Shareholders' equity:

          During the nine months ended September 30, 2003, the Company issued 20,000 shares of common stock for $18,000 net. These shares were issued in private placements.

          During the nine months ended September 30, 2003 and 2002 the Company's president and majority shareholder waived salary of $150,000 due under the terms of his employment contract with the Company. The Company has accounted for the waived salary as a capital contribution by the majority shareholder, resulting in an increase in additional paid-in capital of $150,000.

          In October 2003, our Company received $583,500 in a Regulation S private placement.

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

     Cosmetics:

          Products of the cosmetics business include eau de toilette, perfumes, body milk, body splash and sunscreens.


     A summary of sales by country is as follows:

                                             Nine months ended September 30, 2003 (unaudited)

                                      Event-               Model
                                    management          management          Cosmetics           Total


     Austria                     $        128,067    $        145,532    $         144    $      273,743
     United States of America              20,233                   -                -            20,233
     Other countries                      276,895             304,184           87,488           668,567
                                 ----------------    ----------------    -------------    --------------

     Totals                      $        425,195    $        449,716    $      87,632    $      962,543
                                 ================    ================    =============    ==============


                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

    11.  Operating segments (continued):

                                              Nine months ended September 30, 2002 (unaudited)

                                      Event-               Model
                                    management          management          Cosmetics           Total


     Austria                     $         87,944    $         99,307    $           -    $      187,251
     United States of America              17,812                   -          100,451           118,263
     Other countries                       97,241             306,346                -           403,587
                                 ----------------    ----------------    -------------    --------------

     Totals                      $        202,997    $        405,653    $     100,451    $      709,101
                                 ================    ================    =============    ==============

                                             Three months ended September 30, 2003 (unaudited)

                                      Event-               Model
                                    management          management          Cosmetics           Total

     Austria                     $         12,511    $         64,653    $           -    $       77,164
     United States of America               3,154                   -                -             3,154
     Other countries                      142,767             155,530              599           298,896
                                 ----------------    ----------------    -------------    --------------

     Totals                      $        158,432    $        220,183    $         599    $      379,214
                                 ================    ================    =============    ==============

                                             Three months ended September 30, 2002 (unaudited)

                                      Event-               Model
                                    management          management          Cosmetics           Total


     Austria                     $         30,351    $         19,020    $           -    $       49,371
     United States of America               9,609                   -            1,997            11,606
     Other countries                       36,565             146,807                -           183,372
                                 ----------------    ----------------    -------------    --------------

     Totals                      $         76,525    $        165,827    $       1,997    $      244,349
                                 ================    ================    =============    ==============

                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

    11.  Operating segments (continued):


    Information about the Company's operating segments:

                                             Nine months ended September 30, 2003 (unaudited)
                                   Event-            Model
                                 management    management          Cosmetics      Corporate          Total

     Total revenue           $       425,195   $       449,716  $      87,632               -    $     962,543
     Loss from
         operations                  (17,959)          (77,587)       (16,519)  $    (495,921)        (607,986)
     Interest expense                (59,002)          (16,822)             -               -          (75,824)
     Net loss                        (78,352)          (78,330)       (16,519)       (494,551)        (667,752)

     Salary waived by CEO
        and majority shareholder                                                      150,000          150,000
     Capital expenditures                  -               637              -               -              637
     Depreciation and
         amortization                 10,186             6,195              -          11,658           28,039


                                             Nine months ended September 30, 2002 (unaudited)
                                   Event-            Model
                                 management    management          Cosmetics      Corporate          Total

     Total revenue           $       202,997   $       405,653  $     100,451               -    $     709,101
     Profit/(Loss) from
         operations                 (453,962)           69,485         85,334   $    (296,916)        (596,060)
     Interest expense                (67,418)          (15,092)             -               -          (82,510)
     Net income/(loss)              (553,560)           59,444         85,344        (296,916)        (705,698)

     Salary waived by CEO
        and majority shareholder           -                 -              -         150,000          150,000
     Capital expenditures             10,078            11,289              -               -           21,367
     Depreciation and
         amortization                  4,466             2,393                         11,657           18,516

                                       13

                          KINGSGATE ACQUISITIONS, INC.

             (SUCCESSOR TO LOOK MODELS INTERNATIONAL, INC.) (NOTE 3)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

11.  Operating segments (continued):

    Information about the Company's operating segments:

                                             Three months ended September 30, 2003 (unaudited)
                                   Event-            Model
                                 management    management          Cosmetics      Corporate          Total

     Total revenue           $       158,432   $       220,183  $         599               -    $     379,214
     Profit/(Loss) from
         operations                   45,672           (17,638)          (242)  $    (147,354)        (119,562)
     Interest expense                (16,919)           (7,418)             -               -          (24,337)
     Net loss                         22,000           (10,972)          (242)       (145,984)        (135,198)

     Salary waived by CEO
        and majority shareholder           -                 -              -          50,000           50,000
     Capital expenditures                  -                 -              -               -                -
     Depreciation and
         amortization                  3,274             2,261              -           3,886            9,421



                                             Three months ended September 30, 2002 (unaudited)
                                   Event-            Model
                                 management    management          Cosmetics      Corporate          Total


     Total revenue           $        76,525   $       165,827  $       1,997   $           -    $     244,349
     Profit/(Loss) from
         operations                 (222,799)          117,120          1,971         (84,284)        (187,992)
     Interest expense                (29,043)           (5,904)             -               -          (34,947)
     Net income/(loss)              (253,730)          113,883          1,971         (84,284)        (222,160)

     Salary waived by CEO
        and majority shareholder           -                 -              -          50,000           50,000
     Capital expenditures                919             9,661              -               -           10,580
     Depreciation and
         amortization                  1,489               798              -          10,552           12,839


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS


        You should read the following discussion and analysis as well as the consolidated financial statements and thei9r accompanying notes. This discussion and analysis is a presentation by the management of Look Models of their financial condition and result of their operations, as our company has assumed their business operations.

        Certain statements contained under 9this caption and elsewhere in this prospectus, regarding matters that are not historical facts, are forward-looking statements. All statements that address operating performance, events or developments that the management of Look Models expects to incur in the future, including statements relating to sales and earning growth or statements expressing general optimism about future operating results are forward-looking statements. These forward-looking statements are based on Look Models management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in these forward-looking statements. The differences may be caused by a variety of factors, including, but not limited to, adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues or net income, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

Result of Operations

Nine months ended September 30, 2003 compared with the nine months ended September 30, 2002

     Revenue for the nine months ended September 30, 2002 was $709,101 and revenue for the nine months ended September 30, 2003 was $962,543 (a 35.7% increase). This increase is primarily due to a significant sale of Eventmanagement services, as well as large commission fees earned from model placement. The cost of sales of $489,412 for the nine months ended September 30, 2003 is higher than the cost of sales of $237,071 in the nine months ended September 30, 2002. This increase is due to the costs underlying the cosmetics and Eventmanagement sales and the costs surrounding model placement. Specifically, the gross profit for the period ended September 30, 2002 was $472,030, or 66.6%, and for the nine months ended September 30, 2003, the gross profit was $473,131, or 49.2%. Selling expenses decreased for the nine months September 30, 2003 to $434,018 as compared to the selling expenses for the nine months ended September 30, 2002 of $562,726, a 22.9% decrease. This decrease is mainly due to a decrease in salaries, telecommunication and travel expenses. Administrative expenses were $647,099 for the nine months ended September 30, 2003, and were $505,364 for the nine months ended September 30, 2002, a 28.1% increase. This increase is due to costs attributed to preparing for the
Company's public registration, fees for advisory services, and software updating, as well as the write-off of accounts receivable. Look Models posted a net loss for the nine months ended September 30, 2003 of $667,752. The net loss for the nine months ended September 30, 2003 was a decrease of 5.4% over the net loss for the nine months ended September 30, 2002 of $705,698.

     The loss for the nine months ended September 30, 2003 can be divided into a loss from U.S. operations, and a loss from European operations. The loss for the nine months ended September 30, 2003 from U.S. operations was $494,551, while the loss from European operations was $173,201. For the nine months ended September 30, 2002, the Company incurred a net loss from European operations of $408,782 and a net loss from U.S. operations of $296,916. The loss from U.S. operations for the nine months ended September 30, 2003 of $494,551 shows an increase of 66.6% compared to the loss for the nine months ended September 30, 2002. The increase is mainly due to costs incurred from the organisation of the International Fashion Day event in Prague. Management allocates costs and earnings from an international event like the International Fashion Days, showcasing international talent, to U.S. operations. The loss from European operations for the nine months ended September 30, 2003 of $173,201 shows a decrease of 57.6% compared to the loss of the nine months ended September 30, 2002. This decrease is due to an upgrading of the Company's accounting and financial controls, and particularly to the cutting of personnel expenses.

Three months ended September 30, 2003 compared with three months ended September 30, 2002

     Revenue for the three months ended September 30, 2002 was $244,349, and revenue for the three months ended September 30, 2003 was $379,214 (a 55.2% increase). This increase is due to significant sales of Eventmanagement services and an increase in model placements. The cost of sales of $175,676 for the three months ended September 30, 2003 is higher than the cost of sales of $13,760 in the three months ended September 30, 2002. This increase results from the costs underlying the cosmetics and Eventmanagement sales and the costs surrounding model placement. Specifically, the gross profit for the period ended September 30, 2002 was $230,589 or 94,4%, and for the three months ended September 30, 2003, the gross profit was $203,538 or 53.7%. Selling expenses decreased for the three months ended September 30, 2003 to $76,870, as compared to the selling expenses for the three months ended September 30, 2002 of $205,419, a 62.6% decrease. This decrease is mainly due to a decrease in salaries, telecommunication and travel expenses. Administrative expenses were $246,230 for the three months ended September 30, 2003 and were $213,162 for the three months ended September 30, 2002, a 15.5% increase. This increase mainly results from costs attributed to preparing for the Company's public registration, fees for advisory services, and software updating. Look Models posted a net loss for the three months ended September 30, 2003 of $135,198. The net loss for the three months ended September 30, 2003 was a decrease of 39.1% over the net loss for the three months ended September 30, 2002 of $222,160.

     The loss for the three months ended September 30, 2003 can be divided into a loss from U.S. operations, and a profit from European operations. The loss for the three months ended September 30, 2003 from U.S. operations was $145,984, while the profit from European operations was $10,786. For the three months ended September 30, 2002, the Company incurred a loss from European operations of $137,876 and a loss from U.S. operations of $84,284. The loss from U.S. operations for the three months ended September 30, 2003 of $145,984 shows an increase of 98.9% compared to the loss for the three months ended September 30, 2002. The increase is mainly due to costs attributed to preparing for the Company's public registration, fees for advisory services, and software updating. The turn from loss to profit in comparing European operations for the three months ended September 30, 2002 with the three months ended September 30, 2003 is due to a significant increase in both Eventmanagement and Model Management sales and a considerable cutting of selling expenses.

Liquidity and Capital Resources

Working Capital, Debt and Liquidity

     Although Look Models had a shareholders' deficit as of September 30, 2003 of $3,885,473, Look Models believes that it will have the capital resources for the next twelve (12) months in order to operate its business due to:

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

(3)  Look Models'  internal and  external  sources of liquidity  are as follows:
     Externally, Look Models hopes to continue its past strategy of obtaining funding from the sale of its stock to outside investors, some of whom are already current shareholders of Look Models. In October 2003, our Company obtained additional funding from a Regulation S private placement in the amount of $583,500. Internally, Look Models expects to fund its operations from revenues and acquisitions using stock, and expects to increase its revenues, while stabilizing its expenses. Additionally, Look Models has outstanding claims against third parties which management believes will result in cash receipts and debt extinguishment during 2003 totaling approximately $165,000.

(4) Deferred Repayment. The President and majority shareholder of Look Models has deferred repayment of loans due to him for one (1) year, or until Look Models achieves profitability, or is successful in securing follow-on financing. An example of follow-on financing that would be used to repay Mr. Schwarz' loan is through warrant exercise. If our offering is fully subscribed there will be 6,000,000 warrants outstanding. Upon exercise of these 6,000,000 warrants, Look Models will receive gross proceeds of $6,250,000. We intend to use 25% of the warrant proceeds to pay outstanding officer loans and 75% of the warrant proceeds for marketing our cosmetics and accessory lines. There can be no assurance that the warrants will be exercised or that Look Models will return to profitability. Mr. Schwarz has not guaranteed the extension of this loan and could, potentially, seek some loan repayment out of revenues generated.


(5) Lines of Credit and Overdrafts. Look Models has the following lines of credit and overdrafts on bank accounts with several Austrian banks:

    At September 30, 2003 short-term borrowings consisted of:
    Line of credit,  interest at 4.5%;  outstanding balance due
    in  December   2003;   collateralized   by  the   Company's
    receivables and guaranteed by the Company's president                           $         219,196

    Line of credit, interest at 4.5%; outstanding balance due in December 2003;
    collateralized by the Company's receivables and guaranteed by the Company's
    president                                                                                 510,139

    Line of credit, interest at 7.875%; outstanding balance due in December
    2003; collateralized by the Company's receivables and guaranteed by the
    Company's president                                                                       161,933

    Overdraft on bank accounts, interest at 4.5%                                            1,279,359
                                                                                            ---------

                                                             -                      $       2,170,627
                                                                                    =================

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

     Look Models has negotiated an agreement with Coty Beauty, a division of Coty, to develop a fragrance line under the Pret-a-Porter brand. The parties signed a written license agreement and the first launch of products will take place in late November 2003 in the Czech Republic, Poland, Slovakia and Romania.

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

ITEM 3. CONTROLS AND PROCEDURES

     On Sept. 19, 2003, the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgement in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 31.1 Form 302 Certification
        Exhibit 31.2 Form 302 Certification
        Exhibit 99.1 Form 906 Certification
        Exhibit 99.2 Form 906 Certification

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

KINGSGATE ACQUISITIONS, INC.


By: /s/Wolfgang Schwarz
---------------------------                                 November 19, 2003
Wolfgang Schwarz
President
Principal Executive Officer


By: /s/Andreas Seiser                                        November 19, 2003
----------------------------
Andreas Seiser
Treasurer
Principal Financial Officer
Principal Accounting Officer

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


By: /s/Wolfgang Schwarz
---------------------------                                 November 19, 2003
    Wolfgang Schwarz
    President
    Principal Executive Officer


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

     b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

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


By: /s/Andreas Seiser                                        November 19, 2003
----------------------------
    Andreas Seiser
    Treasurer
    Principal Financial Officer
    Principal Accounting Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Kingsgate Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wolfgang Schwarz, President, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 12(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the Report.


By: /s/Wolfgang Schwarz
---------------------------                                 November 19, 2003
Wolfgang Schwarz
President
Principal Executive Officer





     A signed original of this written statement required by section 906 has been provided to Kingsgate Acquisitions, Inc. and will be retained by Kingsgate Acquisitions, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


























                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Kingsgate Acquisitions, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andreas Seiser, Chief Financial Officer and Principal Accounting Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 12(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company, as of, and for the periods presented in the Report.



By: /s/Andreas Seiser                                        November 19, 2003
----------------------------
Andreas Seiser
Treasurer
Principal Financial Officer
Principal Accounting Officer







A signed original of this written statement required by section 906 has been provided to Kingsgate Acquisitions, Inc. and will be retained by Kingsgate Acquisitions, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.